Form 10-K
period 2023-09-29
Vestis Corp
filed 2023-12-21
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-41783

Vestis Corporation
(Exact name of registrant as specified in its charter)

Delaware	92-2573927
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

500 Colonial Center Parkway, Suite 140, Roswell, Georgia	30076
(Address of Principal Executive Offices)	(Zip Code)
(470) 226-3655
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VSTS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of September 29, 2023, the last business day of the registrant’s most recently completed fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share. The registrant’s common stock began “regular-way” trading on the New York Stock Exchange on October 2, 2023. The registrant had 131,431,959 shares of common stock outstanding as of November 30, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the securities laws. All statements that reflect our expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as “believe,” “aim,” “anticipate,” “estimate,” “expect,” “future,” “goal,” “have confidence,” “intend,” “likely,” “look to,” “may,” “outlook,” “project,” “plan,” “seek,” “see,” “should,” “will,” “will be,” “will continue,” “will likely,” and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, and actual results or outcomes may differ materially from those that we expected. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions, we can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.
Such risks and uncertainties include, but are not limited to:
• unfavorable economic conditions including government shutdowns;
• increases in fuel and energy costs;
• the failure to retain current customers, renew existing customer contracts and obtain new customer contracts;
• natural disasters, global calamities, climate change, pandemics, strikes and other adverse incidents;
• competition in our industry;
• increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our support services contracts;
• our leverage and ability to meet debt obligations;
• a determination by our customers to reduce their outsourcing or use of preferred vendors;
• risks associated with suppliers from whom our products are sourced;
• challenge of contracts by our customers;
• our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto;
• currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act;
• our inability to hire and retain key or sufficient qualified personnel or increases in labor costs;
• continued or further unionization of our workforce;
• liability resulting from our participation in multiemployer-defined benefit pension plans;
• liability associated with noncompliance with applicable law or other governmental regulations;
• laws and governmental regulations including those relating to the environment, wage and hour and government contracting;
• unanticipated changes in tax law;
• new interpretations of or changes in the enforcement of the government regulatory framework;
• a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches;
• stakeholder expectations relating to environmental, social and governance (“ESG”) considerations which may expose us to liabilities and other adverse effects on our business;
• the expected benefits of the Separation (as defined) from Aramark;
• the risk of increased costs from lost synergies due to the Separation;
• retention of existing management team members as a result of the Separation;
• reaction of customers, employees and other parties to the Separation, and the impact of the Separation on our business;
• any failure by Aramark to perform its obligations under the various separation agreements entered into in connection with the Separation;
• a determination by the IRS that the Separation or certain related transactions are taxable.
The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

Summary of Risk Factors
An investment in Vestis is subject to a number of risks, including risks relating to its business and indebtedness, risks related to Vestis’ Separation from Aramark and risks related to Vestis common stock. Set forth below is a high-level summary of some, but not all, of these risks. Please read the information in the section entitled “Risk Factors” of this information statement for a more thorough description of these and other risks.

Risks Related to Vestis’ Business
•Unfavorable economic conditions have in the past adversely affected, are currently adversely affecting and in the future could adversely affect Vestis’ business, financial condition or results of operations.
•Increases in fuel and energy costs could materially and adversely affect Vestis’ business, financial condition or results of operations.
•Vestis’ failure to retain its current customers, renew its existing customer contracts on comparable terms and obtain new customer contracts could adversely affect Vestis’ business, financial condition or results of operations.
•Natural disasters, global calamities, climate change, political unrest and other adverse incidents beyond Vestis’ control could adversely affect Vestis’ business, financial condition or results of operations.
•Competition in Vestis’ industry could adversely affect Vestis’ business, financial condition or results of operations.
•Vestis may be adversely affected if customers reduce their outsourcing or use of preferred vendors.
•Risks associated with Vestis’ suppliers and service providers could adversely affect Vestis’ business, financial condition or results of operations.
•Vestis’ contracts may be subject to challenge by its customers, which, if determined adversely, could affect Vestis’ business, financial condition or results of operations.
•Vestis’ expansion strategy involves risks.
•Vestis’ international business faces risks that could have an effect on Vestis’ business, financial condition or results of operations.
•Vestis’ business may suffer if it is unable to hire and retain sufficient qualified personnel or if labor costs increase.
•Continued or further unionization may increase Vestis’ costs and work stoppages could damage Vestis’ business.
•If Vestis fails to comply with requirements imposed by applicable law or regulations, it could significantly and adversely affect Vestis’ business, financial condition or results of operations.
•Environmental regulations may subject Vestis to significant liability and limit its ability to grow.
Risks Related to Vestis’ Indebtedness
•Vestis has debt obligations that could adversely affect its business and profitability and its ability to meet other obligations.
•Vestis is subject to interest rate risk.
•If Vestis’ financial performance deteriorates, it may not be able to service its indebtedness.
•Vestis’ debt agreements contain restrictions that limit its flexibility in operating its business.
Risks Related to the Separation
•Vestis has no history of operating as an independent company, and its historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.
•Following the Separation, Vestis’ financial profile has changed, and it is a smaller, less diversified company than Aramark prior to the Separation.
•Vestis may not achieve some or all of the expected benefits of the Separation.
•If Vestis is unable to replace the services that Aramark currently provides to Vestis on terms that are at least as favorable to Vestis as the terms on which Aramark is providing such services, Vestis’ business, financial condition or results of operations could be adversely affected.
•Vestis’ accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which Vestis is subject as a standalone publicly traded company following the Separation.
•Following the Separation, Vestis will reposition its brand to remove the Aramark name, which could adversely affect its ability to attract and maintain customers.

•There can be no assurance that Vestis will have access to the capital markets on terms acceptable to Vestis.
•As an independent, publicly traded company, Vestis may not enjoy the same benefits that it did as a part of Aramark.
Risks Related to Vestis’ Common Stock and Organizational Documents
•Your percentage of ownership in Vestis may be diluted in the future.
•Vestis cannot guarantee the timing, declaration, amount or payment of dividends on its common stock.
•Anti-takeover provisions could enable Vestis’ Board of Directors to resist a takeover attempt by a third party and limit the power of its stockholders.

PART I
Item 1.    Business
Overview

Vestis Corporation (“Vestis”, the “Company”, “our”, “we” or “us”) is a leading provider of uniform rentals and workplace supplies across the United States and Canada. We provide uniforms, mats, towels, linens, restroom supplies, first-aid supplies, safety products and other workplace supplies. In fiscal year 2023, we generated revenue of approximately $2.8 billion. We are one of the largest companies operating within the United States and Canada in our industry.
We have over 75 years of experience providing uniforms and workplace supplies and a broad footprint that supports efficient delivery of our services and products to more than 300,000 customer locations across the United States and Canada. Our customer base participates in a wide variety of industries including manufacturing, hospitality, retail, food processing, pharmaceuticals, healthcare and automotive. We serve customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations.

Our customers value the uniforms and workplace supplies we deliver as our services and products can help them reduce operating costs, enhance brand image, maintain a safe and clean workplace and focus on their core business. We provide a full range of uniform programs, managed restroom supply services and first-aid and safety products, as well as ancillary items such as floor mats, towels and linens. Additionally, we provide garments and contamination control supplies that help customers maintain controlled, cleanroom environments commonly used in the manufacturing of electronics, pharmaceuticals and medical equipment.
Our team consists of approximately 20,000 teammates who operate over 350 sites including laundry plants, satellite plants, distribution centers and manufacturing plants. We leverage our broad footprint and our supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts. In addition, we offer customized uniforms through direct sales agreements, typically for large regional or national companies.
Vestis is led by Kim Scott, President and Chief Executive Officer, Rick Dillon, Executive Vice President and Chief Financial Officer, Angela Kervin, Executive Vice President and Chief Human Resources Officer, Chris Synek, Executive Vice President and Chief Operating Officer and Timothy Donovan, Executive Vice President, Chief Legal Officer and General Counsel. These executives have deep expertise in their respective fields. They were recruited to lead Vestis as a standalone, independent company and are complemented by long-tenured members of management across the company’s commercial and operational functions as well as newly appointed leaders who bring functional expertise, diversity and depth to the Vestis leadership team.
On September 30, 2023 (the "Distribution Date"), Vestis Corporation completed its spin-off from Aramark (the "Spin-Off," or the “Separation”). On October 2, 2023 our common stock began regular-way trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “VSTS”. Our corporate headquarters are in Roswell, Georgia.
Financial Profile
In fiscal year 2023, we generated revenue of approximately $2.8 billion, operating income of $217.9 million, or 7.7% of revenue, and net income of $213.2 million, or 7.5% of revenue. Cash provided from operating activities was $257.0 million. Revenue from our recurring rental business comprised 93% of total revenue, with 7% from direct sales. The contracted and recurring nature of our business provides a meaningful level of predictability to annual revenue. Additionally, the diversity of our customer base and the variety of industries in which our customers participate results in relatively low exposure to discrete industry trends. Our revenue is diversified across numerous sectors and customers operating primarily in manufacturing, hospitality, retail, food processing, automotive and healthcare. These are all sectors where we have decades of expertise. Geographically, 91% of our fiscal year 2023 revenue was from sales in the United States, with the remaining 9% from sales in Canada.
Industry Overview

We operate within the uniforms, mats, towels, linens, restroom supplies, first-aid supplies and safety products industry in the United States and Canada. This includes businesses that outsource these services through rental programs or direct purchases, as well as non-programmers (which are businesses that maintain these services in-house).
We believe we are well positioned to take advantage of the various key trends and drivers that are impacting our industry. Demand in this industry is influenced primarily by macro-economic conditions, employment levels, increasing standards for workplace hygiene and safety and an ongoing trend of businesses outsourcing non-core, back-end operations. As noted above, the diversity of our customer base and the variety of industries in which our customers operate results in relatively low exposure to discrete industry trends.
Competition
Our industry is local in nature, fragmented and highly competitive. We believe we are a leading provider within this industry and we compete with national, regional and local providers who vary in size, scale, capabilities and product and service offering. Primary methods of competition include product quality, service quality and price.
Cintas Corporation and UniFirst Corporation are notable competitors of size and we have numerous local and regional competitors. Additionally, many businesses perform certain aspects of our product and service offerings in-house rather than outsourcing them.
Customers
Customers in our industry value the ability of providers to consistently deliver quality products on-time and with a high level of customer service. Additionally, they value trustworthy suppliers who partner with them to resolve workplace challenges that may arise with timely solutions that meet their needs.
We deliver to over 300,000 customer locations across the United States and Canada. We serve customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations. Our revenue is diversified across our many customers as demonstrated by the revenue generated from our 10 largest customers accounting for less than 10% of total revenue in fiscal year 2023.
Our customers represent a diverse array of industries including sectors such as manufacturing, hospitality, retail, government, automotive, healthcare and food processing (illustrated in Figure A). The competitive landscape across these sectors for our products and services is highly fragmented and driven primarily by product quality, service quality and pricing of our competitors. We believe our competitive advantages identified below apply to each of the sectors. Across these sectors, we also serve customers who operate cleanrooms, or controlled environments where pollutants like dust, airborne microbes, and aerosol particles are removed to aid in providing clean work environments. Cleanrooms are typically used in the manufacturing of electronics, pharmaceutical products and medical equipment.
The diversity of our customers and the wide variety of industries in which they participate results in the demand for our services and products not being specifically linked to the cyclical nature of any one sector.
The vast majority of our customers are served under multi-year contracts. While customers are not required to make an up-front investment for their rental uniforms or other rented merchandise, a rental customer typically agrees to pay specified exit costs if it terminates its agreement early without cause.

Revenue by Sector
Automotive
8%
Food Processing
6%
Government / Other
9%
Healthcare
7%
Hospitality
18%
Industrial & Manufacturing
38%
Retail
14%

__________________
Figure A: Revenue by Sector for fiscal 2023
Our Services and Products
We provide a full-service uniform solution on a contracted and recurring basis. Our full-service uniform offering includes the design, sourcing, manufacturing, customization, personalization, delivery, laundering, sanitization, repair and replacement of uniforms. Our uniform options include shirts, pants, outerwear, gowns, scrubs, high visibility garments, particulate-free garments and flame-resistant garments, along with shoes and accessories. In addition to uniforms, we also provide workplace supplies including managed restroom supply services, first-aid supplies and safety products, floor mats, towels and linens.
We believe our customers value our services and products for a variety of reasons:
•Our full-service programs typically offer a lower-cost solution for customers than if they were serviced in-house, as evidenced by our historical experience and customer feedback, as we leverage our scale and network to achieve procurement and operating efficiencies.
•We enable customers to focus on operating their core businesses as we take care of their needs for clean uniforms, fully stocked restrooms, complete first-aid kits and other workplace supplies.
•We help customers establish corporate identity, foster a sense of team and belonging among employees, project a professional image and enhance brand awareness.
•Our uniforms are reusable and can be assigned to another employee (rather than being discarded) when employees transition to new opportunities.
•We offer a variety of specialty garments that help customers:
◦adhere to applicable regulatory standards;
◦safeguard against contamination in the production or service of items such as food, pharmaceuticals and healthcare products;
◦operate in static-free or low-static environments;

◦enhance visibility and safety in work environments including construction, utility services, waste management and public safety; and
◦promote employee safety in workplace environments that involve heavy soils, heat, flame or chemicals in the production process.
We service our customers on a recurring basis, typically weekly, delivering clean uniforms and, in the same visit, picking up worn uniforms for inspection, cleaning and repair or replacement (illustrated in Figure B). In addition, we pick up used and soiled floor mats, towels and linens and replace them with clean products. We also restock restroom supplies, first-aid supplies and safety products as needed.
__________________
Figure B: Illustrative uniform services weekly process
For our cleanroom customers who operate highly regulated and/or contamination-free processes in the healthcare, pharmaceutical and technology industries, we provide advanced static dissipative garments, sterile garments, barrier apparel and cleanroom application accessories.
We market and sell our services and products through multiple channels including sales representatives, telemarketing sales channels, our delivery drivers (who we refer to as route service representatives), territory managers and digital platforms.
Operations and Supply Chain
We operate a network of over 350 facilities including laundry plants, satellite plants, distribution centers and manufacturing plants along with a fleet of service vehicles that support over 3,400 pick-up and delivery routes. Our services and products are delivered to customers by route service representatives via delivery routes that originate from one of our laundry plants or satellite sites. Approximately 50% of our uniforms and linens are manufactured in our two manufacturing plants in Mexico. Our Mexican operations include approximately 189,000 square feet of manufacturing capacity and a 107,000 square foot distribution facility.

__________________
Figure C: U.S. and Canada geographic service footprint
We are committed to operating sustainably with a focus on working to minimize fuel usage on our routes and to minimize energy and water usage in our laundry plant facilities. Additionally, we repair and reuse garments whenever possible to maximize the life cycle of our uniforms and support the circular economy.
We source raw materials as well as finished goods from a variety of domestic and international suppliers. Certain of our raw materials and products are currently limited to a single supplier. We maintain a Corporate Social Compliance Policy and related Vendor Code of Conduct both of which require the international manufacturing of our private label garments to occur under safe, lawful and humane working conditions. To support our Corporate Social Compliance Policy, our international private label garment manufacturers confirm annually their commitment to comply with our Vendor Code of Conduct. Further, the factories used to produce these products are subject to annual third-party social compliance audits.
Our Competitive Advantages
We believe we have significant competitive advantages including our full-service uniform solution offering, size and scale, extensive network footprint, long-tenured customer relationships and experienced leadership team. Given our robust capabilities, scale and talent, we are well positioned to partner with customers for their future needs across a range of services, use cases and business strategies. Some of our key competitive strengths include:
Full-Service Uniforms and Workplace Supplies Offering: We offer a full-service uniform solution including the ability to design, source, manufacture, customize, personalize, deliver, launder, sanitize, mend and replace uniforms on a regular and recurring basis. Our uniform offerings include shirts, pants, outerwear, gowns, scrubs, high visibility garments and flame-resistant garments, along with shoes and accessories. In addition to uniforms, we also provide workplace supplies including managed restroom supply services, first-aid supplies and safety products, floor mats, towels, linens and other workplace supplies.
Critical Scale in Growing, Fragmented Industry: We believe the market opportunity for our services is significant and growing. We estimate our total addressable market to be approximately $48 billion as of March 31, 2023. Within the United States and Canada, we are the second largest provider in our industry, based on publicly reported information related to revenue, number of employees and facilities data for each of Cintas, Vestis and Unifirst. We believe our size and scale provide a competitive advantage in purchasing power, route density, operating efficiencies and ability to attract and retain talent as compared to smaller local and regional competitors.
Extensive Network Footprint: We serve over 95% of the largest metropolitan statistical areas in the United States and every province in Canada. Our footprint enables us to serve large, national customers across the United States and Canada.

Long-Tenured Customer Relationships: We deliver to over 300,000 customer locations and serve businesses which participate across numerous industries. We maintain long-term relationships with our customers due to the quality of our services and products, our ability to deliver on-time and our ability to provide workplace supplies and services that support our customers’ individual strategies and needs.
A key differentiator in our service model is the relationship between our route service representatives and customers. We work to build relationships and trust through weekly, face-to-face interactions with our customers. Retaining existing customers affords us more opportunities to cross-sell high-value workplace supplies.
Experienced Leadership Team: The Company is led by Kim Scott, President and Chief Executive Officer, Rick Dillon, Executive Vice President and Chief Financial Officer, and Chris Synek, Executive Vice President and Chief Operating Officer. These executives have deep experience in their respective areas. They were hired to lead the Company as a standalone, independent company and are complemented by seasoned industry executives across the Company’s commercial and operational functions as well as newly appointed leaders who bring functional expertise, diversity and depth to the Company’s leadership team.
Ms. Scott has deep and relevant expertise with recurring revenue models having led and operated multiple businesses of this nature over the past 16 years. She also has extensive experience in logistics, route-based distribution and complex rental or subscription-based programs, including in her role as Chief Operating Officer of Terminix. Additionally, she has a broad operating background that includes plant management, logistics, procurement, engineering, acquisitions and large-scale integrations. She joined Aramark in October 2021 as President and CEO of Aramark Uniform Services to develop and launch an accelerated growth and value creation strategy for the company, while also preparing the Company to be a standalone, independent public company.
Mr. Dillon is a seasoned public company executive with more than 20 years of experience in finance leadership roles. Prior to joining Aramark, Mr. Dillon served as the Chief Financial Officer and Executive Vice President of two publicly traded companies, Enerpac Tool Group and Century Aluminum. He joined Aramark in May 2022 to serve as Chief Financial Officer of Aramark Uniform Services and to prepare the Company to be a standalone, independent public company.

Mr. Synek has extensive expertise in leadership roles in related recurring revenue model businesses. Previously, Mr. Synek served as Chief Executive Officer of Neovia Logistics, and President, Transportation North America for XPO Logistics, Inc. Additionally, Mr. Synek spent the first 16 years of his career developing uniform, laundry and workplace services experience at Cintas Corporation, eventually moving on to increasing roles of responsibility at Allied Waste Industries and Republic Services and Tervita Corporation. He joined Aramark in September 2023 to serve as Chief Operating Officer of Aramark Uniform Services.
Our executive leaders foster a culture of investing in our people, supporting their growth and development, instilling a sense of higher purpose, winning through teamwork with integrity and creating a safe environment for all. In addition, our commitment to diversity, equity and inclusion continues to shape our teammate engagement and recruiting efforts.
Value Creation Strategy
As an independent company, we are focused on the development, growth and expansion of our business, with increased flexibility to pursue independent strategic and financial plans, adapt quickly to the changing needs of our customers and sector dynamics, effectively allocate capital to invest in growth areas and accelerate decision-making processes. We are focused on long-term opportunities to make deliveries in our service network more effective, which we expect will drive revenue growth and margin expansion. Our new independence will enable sharper focus on our customers, which we believe will also enhance our competitive positioning and performance.
Our strategy is focused on creating shareholder value through high-quality and profitable revenue growth that is underpinned by efficient operations and a performance-driven culture. We are pursuing the following key strategies to drive value creation and grow our business:

High-Quality Revenue Growth
Going forward, our strategy will continue to focus on retaining customers, with an increased emphasis on increasing revenue per stop through cross-selling, investing in attractive sectors, margin accretive products and service offerings and adding new customers on existing routes to increase our route density. We believe that, by focusing on these areas, we will achieve higher growth rates with more attractive margin profiles.
Customer Retention: We serve an attractive, large and long-tenured customer base with services and products that generate recurring revenue streams that typically allow more predictability of revenue than non-recurring revenue business models. We continue to remain focused on retaining these customers, including by ensuring we are delivering new value through new or updated services and products. We will remain focused on modernizing the customer experience to make it easier for our customers to continue to do business with us. This includes investments in new technology, such as sophisticated, digital customer portals, as well as investments in our customer service process to enhance our route check-in process and predictive analytics that help us better anticipate customer service opportunities.
Increasing Revenue Per Stop Through Cross-Selling to Leverage Fixed Costs: On average, our current customers take advantage of approximately 30% to 40% of our full line of services and products.  We believe there is a significant opportunity to increase our wallet share with our existing customers through cross-selling additional services and products, including compelling adjacent services such as first aid and managed restroom services.  This is expected to result in high-margin growth with existing customers by increasing revenue per stop and leveraging our existing delivery costs. We have invested in tools to support our trusted and tenured route service representative teammates and we are incentivizing them to pursue these opportunities with our existing customer base.
Targeting Attractive Sectors, Services and Products: We are implementing more targeted sales strategies to drive growth across high-value sectors, services and products. Using enhanced data analytics and insights will enable us to focus on customer wins that improve our revenue mix.
Increasing Route Density: We are establishing route density metrics to target sales along existing customer routes. We will focus on implementing analytical and geographical prospecting tools that will aid and reward our sales representatives for delivering growth that increases route density and lowers our overall cost to serve per route.
Efficient Operations
Our operations currently include significant cost inputs in areas such as labor, merchandise in service costs, plant operating costs and service-related costs.  We are working to instill a continuous improvement mindset in our teammates by instituting disciplined, financial metrics and reporting, key performance indicator monitoring and strengthening our leadership in key functional areas such as supply chain, logistics and plant operations.
In our collaboration with new function leaders, we have identified key areas of opportunity to reduce our operating costs and expand margins across our business:
Network Optimization: A comprehensive analysis of our plant network and customer flows (route movements from plant to customer) has revealed a significant opportunity throughout our network to lower our cost to serve. Further, we have identified a portfolio of initiatives related to routing and scheduling efficiencies and transport and logistics improvements. We believe we can deliver margin expansion through this flow optimization.
Workforce Management: We are working to reduce our labor costs by decreasing frontline turnover to improve plant productivity, reducing general and administrative costs and improving plant operations.
Merchandise Inventory Management: We are focused on lowering merchandise in service costs across our system in order to improve the profitability of new and existing business. Examples include delivering higher levels of garment and product reuse to reduce the issuance of new products and supply chain procurement strategies to reduce purchasing costs.
Performance-Driven Culture
Fostering a performance-driven culture is essential to the delivery of high-quality revenue growth and margin expansion. We are focused on further strengthening our capabilities and enhancing competencies in functional areas that are core to the delivery of our strategy such as sales and marketing, pricing, procurement, logistics, technology, talent acquisition and retention and plant operations. We have invested across these areas over the past year and will continue to strengthen these teams to support our strategy. We will make decisions that are informed by data and implement performance measurements and incentives that are aligned with the achievement of our strategic objectives.
Human Capital Resources
Our success begins with our people, and ensuring a safe workplace is our first priority. Investing in, developing and caring for our teammates is paramount to retaining our teammates. We believe serving our teammates in this manner significantly improves our ability to serve and retain customers, accelerate profitable growth and enhance productivity. This requires an unwavering commitment to safety, diversity and inclusion, professional growth opportunities and competitive total compensation and benefits that meet the needs of our teammates and their families.
We have approximately 20,000 teammates, primarily based in the United States, Canada and Mexico. As of September 29, 2023, approximately 10,500 of our teammates were represented by labor unions. We work to maintain productive working relationships with these unions.
Diversity, Equity and Inclusion. We believe that it is beneficial to align our diversity, equity and inclusion priorities with our business strategy.

As of September 29, 2023, 75% of our Board of Directors is from underrepresented groups, including females who represent 63% of our Board of Directors. Additionally, 80% of our named executive officers are from underrepresented groups including females, who represent 40% of our named executive officers; 67% of our executive officers are from underrepresented groups including females who represent 33% of our executive officers; and 45% of our senior leadership team are from underrepresented groups including females, who represent 32% of our senior leadership team. Continuing to increase diversity in executive and all levels of the leadership pipeline remains an organizational priority for the coming years. We will have multiple employee resource groups; examples include those supporting women, racially and ethnically diverse employees and the LGBTQ+ community.
Talent Acquisition, Development and Retention. Hiring, developing and retaining teammates is critically important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. We sponsor training and education programs for our teammates, from hourly teammates to upper levels of management, designed to enhance leadership and managerial capability, help ensure quality execution of our programs, drive customer satisfaction and increase return on investment.
Community Engagement. Through Aramark’s legacy, we have a strong culture of community engagement. As we move forward as an independent, standalone company, we will continue to embrace that legacy and build upon it by developing a community engagement program unique to our business that is aligned with our strategy, teammates, the customers we serve and the communities where we operate.
Compensation, Benefits, Safety and Wellness. In addition to offering market competitive salaries and wages, we offer comprehensive health and retirement benefits to our teammates. Our core health and welfare benefits are supplemented with specific programs to manage or improve common health conditions and include a variety of voluntary benefits and paid time away from work programs. We also provide programs designed to promote physical, emotional and financial well-being.
Government Regulation
Our business is subject to various federal, state, international, national, provincial and local laws and regulations, in areas such as environmental, labor, employment, immigration, privacy and data security, tax, transportation, health and safety, antitrust, anti-corruption, import/export, consumer protection, false claims and lobby and procurement laws. In addition, our facilities are subject to periodic inspection by federal, state, provincial, local and international authorities. We have various controls and procedures designed to maintain compliance with applicable laws and regulations. Our compliance requirements are subject to legislative changes, or changes in regulatory interpretation, implementation or enforcement. If we fail to comply with applicable laws, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements or debarments from government contracts.

Our business is subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar local, provincial, state, federal and international laws and regulations governing the use, treatment, management, transportation, and disposal of wastes and hazardous materials.
We use and manage chemicals and hazardous materials as part of our operations. We are mindful of the environmental concerns surrounding the use, treatment, management, transportation and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations. In particular, industrial laundries generate wastewater, air emissions and related wastes as part of operations relating to the laundering of garments and other merchandise. Residues removed from soiled garments and other merchandise laundered at our facilities and from detergents and chemicals used in our wash process may be contained in discharges to air and water (through sanitary sewer systems and publicly owned treatment works) and in waste generated by our wastewater treatment systems. Similar to other companies in our industry, our industrial laundries are subject to certain air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. Wastewater at our laundry facilities is treated as necessary to comply with local discharge requirements and permits prior to discharge to sanitary sewer systems or publicly owned treatment works. We also own or operate a limited number of aboveground and underground storage tank systems at some locations to store petroleum or propane for use in our operations. Certain of these storage tank systems are subject to performance standards, periodic monitoring, and recordkeeping requirements.
Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on- or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or located at sites that we operated in the past or to which we have sent waste for off-site disposal, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous materials. We may not know whether our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We routinely review and evaluate sites that may require remediation and monitoring. Based on these reviews and various estimates and assumptions, we determine our estimated costs. As of September 29, 2023, we do not anticipate any expenditures for environmental remediation that would have a material effect on our financial condition. While environmental compliance is not a material component of our costs, we invest in equipment, technology and operating expenses, primarily for water treatment and waste removal, on a regular basis in order to comply with environmental laws and regulations, to promote the safety of our teammates, customers, and communities and to enhance the sustainability of our operations.
Intellectual Property
We have patents, trademarks, trade names and licenses that support the operation of our business. Historically, the Aramark brand, including its corporate starperson logo design, and the Aramark word mark have been used to market our business. In connection with the Separation, we will be repositioning our new Vestis brand to better represent our customer value proposition and value creation strategy as an independent, standalone uniform rental and workplace supplies company. We anticipate the repositioning of our brand will occur in stages, over time, and we intend to use trade advertising and targeted digital marketing to promote recognition of our brand.
Environmental, Social and Governance (ESG)
We have been engaged in actively supporting environmental, social and governance (ESG) efforts. Below are key areas of focus the Company has undertaken and intends to continue to pursue:
•We maintain a Corporate Social Compliance Policy and related Vendor Code of Conduct that address the international manufacturing of our private label garments under safe, lawful and humane working conditions. To support our Corporate Social Compliance Policy, our international private label garment manufacturers annually confirm their commitment to comply with our Vendor Code of Conduct, and the factories used to produce these products are subject to annual third-party social compliance audits.

•We have made enhancements to our wash chemistry that allow us to conserve electricity, natural gas and water. Our most recent chemical enhancement has provided utility resource reductions with shorter washing machine run times (electricity), reduced water temperatures (natural gas) and fewer rinse cycles (water).
•We focus on the efficient use of fossil fuels to reduce related emissions. We seek to increase route efficiency with technology and processes that reduce travel time, distance and fuel consumption. For example, our new telematics technology allows us to proactively reduce fuel usage by limiting idling through real-time, in-cab driver alerts.
Our Board of Directors and executive leadership are committed to leading a socially responsible organization that supports the health of our planet, cares for our employees, invests in the communities we work in and conducts business in an ethical manner with appropriate governance. Our Board of Directors will oversee our ESG goals and objectives, and will support the implementation of our ESG priorities and commitments.
Available Information

We file annual, quarterly and current reports as well as other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the internet at the SEC's website at www.sec.gov. Our principal internet address is www.vestis.com where we make available free of charge our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The references to our website and the SEC's website are intended to be inactive textual references only and the contents of those websites are not incorporated by reference herein.
Item 1A.    Risk Factors.

You should carefully consider the following risks and other information in this Form 10-K in evaluating Vestis and Vestis’s common stock. Any of the following risks and uncertainties could materially adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Operational Risks
Unfavorable economic conditions have in the past adversely affected, are currently adversely affecting and in the future could adversely affect our business, financial condition or results of operations.
Unfavorable economic conditions may arise during times of national and international economic downturns, or may be attributed to natural disasters, calamities, public health crises, political unrest and global conflicts. Unfavorable economic conditions may also contribute to supply chain disruptions, geopolitical events, global energy shortages, major central bank policy actions including interest rate increases, public health crises or other factors. Unfavorable economic conditions could adversely affect the demand for our products and services. For example, in the early stages of the COVID-19 pandemic, we were negatively affected by reduced employment levels at our customers’ locations and declining levels of business and customer spending. In addition, adverse economic conditions, including increases in labor costs, labor shortages, higher materials and other costs, supply chain disruptions, inflation and other economic factors could increase our costs of selling and providing the products and services we offer, which in turn could have a material adverse impact on our business, financial condition or results of operations. Moreover, the impact of inflation on various areas of our business, including labor and product costs, has recently affected our business, financial condition or results of operations, and we may not be able to mitigate any future impacts of inflation by increases in pricing for our goods and services. We are unable to predict any future trends in the rate of inflation, and if (and to the extent that) we are unable to recover higher costs in the event of future increases in inflation, such increases in inflation could adversely affect our business, financial condition or results of operations.
Conditions or events that adversely affect our current customers or sales prospects may cause such customers or prospects to restrict expenditures, reduce workforces or even to cease to conduct their businesses. Any of these circumstances would have the effect of reducing the number of employees utilizing our uniform services, which could have a material adverse impact on our business, financial condition or results of operations. In addition, financial distress and insolvency experienced by customers, especially larger customers, has in the past made it difficult and in the future could make it difficult for us to collect amounts we are owed and could result in the voiding, termination or modification of existing contracts. For example, in response to the changed circumstances caused by shutdowns earlier in the COVID-19 pandemic, we worked with customers to renegotiate contracts in order to mitigate lost revenues caused by partial or full closure of customer premises. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs.
Increases in fuel and energy costs could materially and adversely affect our business, financial condition or results of operations.
The prices of fuel and energy to run our vehicles, equipment and facilities are volatile and fluctuate based on factors outside of our control. For example, the ongoing conflict between Russia and Ukraine has disrupted supply chains and caused increases in fuel prices. Our operating margins have been and may continue to be impacted by such increased fuel prices. Continuing or additional increases in fuel and energy costs could have a material adverse effect on our business, financial condition or our results of operations.
Our failure to retain our current customers, renew our existing customer contracts on comparable terms and obtain new customer contracts could adversely affect our business, financial condition or results of operations.
Our success depends on our ability to retain our current customers, renew our existing customer contracts and obtain new business on commercially favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourself from our competitors. In addition, customers are increasingly focused on and requiring us to set targets and meet standards related to environmental sustainability matters, such as greenhouse gas emissions, packaging, waste and wastewater. When we renew existing customer contracts, it is often on terms that are less favorable or less profitable for us than the then-current contract terms. In addition, we typically incur substantial start-up and operating costs and experiences lower profit margin and operating cash flows in connection with the establishment of new business, and in periods with higher rates of new business, we have experienced and expect to continue to experience negative impact to our profit margin and our cash flows. There can be no assurance that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing or that our current customers will not turn to competitors, cease operations, elect to in-source or terminate contracts with us. These risks may be exacerbated by current economic conditions due to, among other things, increased cost pressure at our customers, tight labor markets and heightened competition in a contracted marketplace. The failure to renew a significant number of our existing contracts, including on the same or more favorable terms, could have a material adverse effect on our business, financial condition or results of operations, and the failure to obtain new business could have an adverse impact on our growth and financial results.
Natural disasters, global calamities, climate change, political unrest and other adverse incidents beyond our control could adversely affect our business, financial condition or results of operations.
Natural disasters, including hurricanes and earthquakes, global calamities and political unrest have affected, and in the future could affect, our business, financial condition or results of operations. In the past, due to more geographically isolated natural disasters, such as wildfires in the western United States and hurricanes and extreme cold conditions in the southern United States, we experienced lost and closed customer locations, business disruptions and delays, the loss of inventory and other assets, and asset impairments. The effects of global climate change will likely increase the frequency and severity of such natural disasters and may also impact the availability of water resources, forests or other natural resources.
In addition, political unrest and global conflicts like the ongoing conflict between Russia and Ukraine have disrupted, and in the future may further continue to disrupt, global supply chains and heighten volatility and disruption of global financial markets. While we do not have direct operations within Russia or Ukraine, the conflict involving these nations has heightened the disruption to our supply chain, triggered inflation in our labor costs and may increase our risk of cyberattacks. We do not have direct operations in the Middle East but the recent Israel-Hamas War and escalating tensions in the region may disrupt global markets and impact our supply chain. The impact of these global events on our longer-term operational and financial performance will depend on future developments, our response and governmental response to inflation, and the duration and severity of the conflict in Ukraine and the Middle East. Any terrorist attacks or incidents prompted by political unrest also may adversely affect our revenue and operating results.

Competition in our industry could adversely affect our business, financial condition or results of operations.
The uniform apparel and workplace supply services industry is highly competitive. We face competition from major national competitors with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe have strong customer loyalty. The primary areas of competition within the industry are price, design, quality of products and quality of services. While many customers focus primarily on quality of service, uniform rental is also a price-sensitive service and if existing or future competitors seek to gain customers or accounts by reducing prices, we may be required to lower prices, which would reduce our revenue and profits. Our industry competitors are also competitors for acquisitions, which may increase the cost of acquisitions or lower the number of potential targets. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this business would put us at a competitive disadvantage. In addition, to maintain a cost structure that allows for competitive pricing, it is important for us to source garments and other products internationally. To the extent we are not able to effectively source such products internationally and gain the related cost savings, we may be at a disadvantage in relation to some of our competitors. An increase in competition, from any of the foregoing or other sources, may require us to reduce prices and/or result in reduced profits and loss of market share, which may have a material adverse impact on our business, financial condition and results of operations.
We may be adversely affected if customers reduce their outsourcing or use of preferred vendors.
Our business and growth strategies depend in large part on the continuation of a current trend toward outsourcing services. Customers will outsource if they perceive that outsourcing may provide quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. Unfavorable developments with respect to either outsourcing or the use of preferred vendors could have a material adverse effect on our business, financial condition and results of operations.
Risks associated with our suppliers and service providers could adversely affect our business, financial condition or results of operations.
The raw materials we use in our business and the finished products we sell are sourced from a variety of domestic and international suppliers. We seek to require our suppliers and service providers to comply with applicable laws and otherwise meet our quality and/or conduct standards. In addition, customer and stakeholder expectations regarding environmental, social and governance consideration for suppliers are evolving. Our ability to find qualified suppliers who meet our standards and to access raw materials and finished products in a timely and efficient manner can be a challenge, especially with respect to suppliers located and goods sourced outside the United States.
Insolvency or business disruption experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our standards, labor problems experienced by our suppliers, the availability of raw materials and labor to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, tariffs, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. Certain of our raw materials and products are currently and may in the future be limited to a single supplier, and if such a supplier faces any difficulty in supplying the materials or products, we may not be able to find an alternative supplier in a timely manner or at all. Current global supply chain disruptions caused by the current macroeconomic environment, the COVID-19 pandemic and the Russia/Ukraine conflict have resulted, and may continue to result, in delivery delays as well as lower fill rates and higher substitution rates for a wide-range of products. We do not have direct operations in the Middle East but the recent Israel-Hamas War and escalating tensions in the region may disrupt global markets and impact our supply chain. While we have continued to modify our business model in response to the current environment, including proactively managing inflation and global supply chain disruption, through supply chain initiatives and by implementing pricing, including temporary fees, as appropriate, to cover incremental costs, there is no guarantee that we will be able to continue to do so successfully or on comparable terms in the future if supply chain disruptions continue or worsen.
Domestic foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. If one of our suppliers were to violate the law, or engage in conduct that results in adverse publicity, our reputation may be harmed simply due to our association with that supplier. Drought, flood, natural disasters and other extreme weather events caused by climate change or other environmental conditions could also result in supply chain disruptions. These and other factors affecting our suppliers and our access to raw materials and finished products could adversely affect our business, financial condition or results of operations.
Our contracts may be subject to challenge by our customers, which, if determined adversely, could affect our business, financial condition or results of operations.
Our business is contract-intensive, and we are party to many contracts with customers. From time to time, our customers may challenge our contract terms or our interpretation of our contract terms. These challenges could result in disputes between us and our customers. The resolution of these disputes in a manner adverse to our interests could negatively affect revenue and operating results. If a large number of our customer arrangements were modified in response to any such matter, the effect could be materially adverse to our business, financial condition or results of operations.
Our expansion strategy involves risks.
We may seek to acquire companies or interests in companies, or enter into joint ventures that complement our business. Our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. Our ability to engage in acquisitions, joint ventures and related business opportunities may be subject to additional limitations due to the Separation.
At any given time, we may be evaluating one or more acquisitions or engaging in acquisition negotiations. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority-owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority stockholders. Our joint venture partners may also have interests which differ from ours.
The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain existing customers or attract new customers, maintain relationships with suppliers and other contractual parties, or retain and integrate acquired personnel. In addition, cost savings that we expect to achieve, for example, from the elimination of duplicative expenses and the realization of economies of scale or synergies, may take longer than expected to realize or may ultimately be smaller than we expect. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition, or significant compliance issues which require remediation, resulting in additional unanticipated costs, risk creation and potential reputational harm. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such integration difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives, which could have a material adverse effect on our business, financial condition or results of operations. Similarly, our business depends on effective information technology and financial reporting systems. Delays in or poor execution of the integration of these systems could disrupt our operations and increase costs, and could also potentially adversely impact the effectiveness of our disclosure controls and internal controls over financial reporting.
Possible future acquisitions could also result in additional contingent liabilities and amortization expenses related to intangible assets being incurred, which could have a material adverse effect on our business, financial condition or results of operations. In addition, goodwill and other intangible assets resulting from business combinations represent a significant portion of our assets. If goodwill or other intangible assets were deemed to be impaired, we would need to take a charge to earnings to write down these assets to their fair value.
Our international business faces risks that could have an effect on our business, financial condition or results of operations.
We operate primarily in the United States and Canada. During fiscal 2023, approximately 91% of our revenue was generated in the United States and approximately 9% of our revenue was generated in Canada. In addition, we operate manufacturing plants and a distribution center in Mexico that collectively employ approximately 2,000 personnel as of September 29, 2023. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing or conflicting national and local regulatory requirements and laws, as well as cybersecurity, data protection and supply chain laws; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, value-added tax (“VAT”) and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; local political and social conditions; and the ability to comply with the terms of government assistance programs.
The operating results of our international subsidiaries (which are currently primarily in Canada) are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Recently, the strength of the U.S. dollar has generally increased as compared to other currencies (including the Canadian dollar), which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars.
We own and operate facilities in Mexico. Violence, crime and instability in Mexico may have an adverse effect on our operations. We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or personnel would not have a material adverse effect on our business, financial condition or results of operations.
We may continue to consider opportunities to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; and nationalization and expropriation of private assets.
There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations.
Labor-Related Risks
Our business may suffer if we are unable to hire and retain sufficient qualified personnel or if labor costs increase.

We believe much of our future growth and success depends on the continued availability, service and well-being of entry level personnel. We have had and may continue to have difficulty in hiring and retaining qualified personnel, particularly at the entry level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment or a general scarcity of labor as has been seen in recent periods, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, a general difficulty finding sufficient employees or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Compliance and claims of non-compliance with these regulations could result in liability and expense to us. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor-intensive nature of our businesses, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our business, financial condition or results of operations.
Continued or further unionization of our workforce may increase our costs and work stoppages could damage our business.
As of September 29, 2023, approximately 10,500 of our employees were represented by labor unions and covered by over 200 collective bargaining agreements with various terms and dates of expiration. There can be no assurance that any current or future issues with our employees will be resolved or that we will not encounter future strikes, work stoppages or other disputes with labor unions or our employees. A work stoppage or other limitations on our operations and facilities for any reason could have an adverse effect on our business, financial condition or results of operations.
The continued or further unionization of our workforce could increase our overall costs and adversely affect our flexibility to run our business in the most efficient manner, to remain competitive and acquire new business. In addition, any significant increase in the number of work stoppages at any of our operations could adversely affect our business, financial condition or results of operations.
We may incur significant liability as a result of our participation in multiemployer-defined benefit pension plans.
A number of our locations operate under collective bargaining agreements. Under some of these agreements, we are obligated to contribute to multiemployer-defined benefit pension plans. As a contributing employer to such plans, should we trigger either a “complete” or “partial” withdrawal, or should the plan experience a “mass” withdrawal, we could be subject to withdrawal liability for our proportionate share of any unfunded, vested benefits which may exist for the particular plan. In addition, if a multiemployer-defined benefit pension plan fails to satisfy the minimum funding standards, we could be liable to increase our contributions to meet minimum funding standards. Also, if another participating employer withdraws from the plan or experiences financial difficulty, including bankruptcy, our obligation could increase. The financial status of a small number of the plans to which we contribute has deteriorated in the recent past and continues to deteriorate. We proactively monitor the financial status of these and the other multiemployer-defined benefit pension plans in which we participate. In addition, any increased funding obligations for underfunded multiemployer-defined benefit pension plans could have an adverse financial impact on us.
Legal, Regulatory, Safety and Security Risks
If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business, financial condition or results of operations.
We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and anti-corruption laws, lobbying laws, motor carrier safety laws and data privacy and security laws. We are, from time to time, subject to varied and changing rules and regulations at the federal, state, international, national, provincial and local level, including vaccine and testing mandates, capacity limitations and cleaning and sanitation standards, which may in the future impact our operations across customer locations and business sectors.
From time to time, government agencies have conducted reviews and audits of certain of our practices as part of routine inquiries of providers of services under government contracts, or otherwise. Like others in our industry, we also receive requests for information from government agencies in connection with these reviews and audits.
While we attempt to comply with all applicable laws and regulations, there can be no assurance that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations.
Government agencies may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations. For example, during the outbreak of the COVID-19 pandemic, businesses, such as ours, were subject to new, varied and evolving rules and regulations at all levels of government, including vaccine and testing mandates, capacity limitations, cleaning and sanitation standards and travel restrictions, which have impacted, and may in the future, materially impact our operations.
If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements or debarments from government contracts or the loss of the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business, financial condition or results of operations and cause reputational harm.
Environmental regulations may subject us to significant liability and limit our ability to grow.
We use and manage chemicals and hazardous materials as part of our operations. We are subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and

similar local, provincial, state, federal and international laws and regulations governing the use, treatment, management, transportation, and disposal of wastes and hazardous materials. We are mindful of the environmental concerns surrounding the use, treatment, management, transportation and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations.
In particular, industrial laundries generate wastewater, air emissions and related wastes as part of operations relating to the laundering of garments and other merchandise. Residues removed from soiled garments and other merchandise laundered at our facilities and from detergents and chemicals used in our wash process may be contained in discharges to air and water (through sanitary sewer systems and publicly owned treatment works) and in waste generated by our wastewater treatment systems. Similar to other companies in our industry, our industrial laundries are subject to certain air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements.
We also own or operate a limited number of aboveground and underground storage tank systems at some locations to store petroleum or propane for use in our operations. Certain of these storage tank systems are subject to performance standards, periodic monitoring and recordkeeping requirements. We also use and manage hazardous materials, chemicals and wastes in our operations from time to time. In the course of our business, we may be subject to penalties and fines and reputational harm for non-compliance with environmental protection laws and regulations, and we may settle, or contribute to the settlement of, actions or claims relating to the handling and disposal of wastes or hazardous materials. We may, in the future, be required to expend material financial amounts to rectify the consequences of any such events.
In addition, changes to environmental laws may subject us to additional costs or cause us to change aspects of our business. In particular, new laws and regulations related to climate change (including, but not limited to, certain requirements relating to the disclosure of greenhouse gas emissions and associated business risks), could affect our operations or result in significant additional expense and operating restrictions on us. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or located at sites that we operated in the past or to which we have sent waste for off-site disposal, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge, or responsibility for the presence of such hazardous materials. There can be no assurance that locations that we own, lease, or otherwise operate or operated in the past, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded facilities. In connection with our present or past operations, including those by companies that we have acquired, hazardous substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is adversely affected or the value of such properties is diminished by such migration.
On a quarterly basis, we assess each of our environmental sites to determine whether the costs of investigation and remediation of environmental conditions are probable and can be reasonably estimated as well as the adequacy of our reserves with respect to such costs. There can be no assurance that our reserves with respect to our environmental sites will be sufficient or that the costs of remediation and investigation will not substantially exceed our reserves as new facts, circumstances or estimates arise.

Unanticipated changes in tax law could adversely impact our financial results.
We are subject to taxes in the United States and various foreign jurisdictions within which we conduct business. Considering the unpredictability of changes to tax laws and regulations in the jurisdictions in which we do business, it is difficult to estimate the potential adverse impact of these changes on our business and financial results. Changes in tax laws or regulations in these jurisdictions could increase our effective tax rate, restrict our ability to repatriate undistributed foreign earnings, or impose new restrictions, costs or prohibitions that could reduce our net income and adversely affect our cash flows.
Additionally, we may be under examination by the taxing authorities for historical tax positions, and we regularly assess the likelihood of adverse outcomes resulting from these audits. While we believe that our current tax provisions are appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposure. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
Our operations and reputation may be adversely affected by disruptions to or breaches of our information systems or if our data is otherwise compromised.
We are increasingly utilizing information technology systems, including with respect to administrative functions, financial and operational data, ordering, point-of-sale processing and payment and the management of our supply chain, to enhance the efficiency of our business and to improve the overall experience of our customers. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Such information includes employee, customer and third-party data, including credit card numbers, social security numbers, healthcare information and other personal information.
Our systems and the systems of our vendors and other third parties are subject to damage or interruption from power outages, computer or telecommunication failures, computer viruses, catastrophic events and implementation delays or difficulties, as well as usage errors by our employees or third-party service providers. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, attempts to deny access to systems or networks, attempts to gain unauthorized access to data, including through phishing emails, attempts to fraudulently induce employees or others to disclose information, the exploitation of software and operating vulnerabilities and physical device tampering/skimming at card reader units. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until after an attack is launched or occurs. As a result, we and such third parties may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, we or such third parties may decide to upgrade existing information technology systems from time to time to support the needs of our business and growth strategy and the risk of system disruption is increased when significant system changes are undertaken.
We intend to maintain a global cybersecurity program governed by an information security management system aligned with ISO27001. We have established and maintain a cross-functional Cyber Governance Committee that will be responsible for prioritizing and managing evolving cyber risks. During the normal course of business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations.
Any damage to, or compromise or breach of, our systems or the systems of our vendors could impair our ability to conduct our business, result in transaction errors, result in corruption or loss of accounting or other data, which could cause delays in our financial reporting, and result in a violation of applicable privacy and other laws, significant legal and financial exposure, reputational damage, adverse publicity and a loss of confidence in our security measures. Any such event could cause us to incur substantial costs, including costs associated with systems remediation, customer protection, litigation, lost revenue or the failure to retain or attract customers following an attack. The failure to properly respond to any such event could also result in similar exposure to liability. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise. Further, as cybersecurity risks evolve, such insurance may not be available to us on commercially reasonable terms or at all. The occurrence of some or all of the foregoing could have a material adverse effect on our results of operations, financial condition, business and reputation.
We are subject to numerous laws and regulations in the United States and internationally as well as contractual obligations and other security standards, each designed to protect the personal information of customers, employees and other third parties that we collect and maintain. These laws and regulations are evolving to match changes in cyber-attacks and protection programs, which require us to review and amend the legal framework we have in place.
Because we accept debit and credit cards for payment from customers, we are also subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. In certain circumstances, payment card association rules and obligations make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, the liabilities for which could be substantial.

These laws, regulations and obligations are increasing in complexity and number, change frequently and may be inconsistent across the various jurisdictions in which we operate. Additionally, the federal government and some states have adopted, are considering or in the future may adopt similar data protection laws. Our systems and the systems maintained or used by third parties and service providers to process data on our behalf may not be able to satisfy these changing legal and regulatory requirements, or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.
We expect that stakeholder expectations relating to environmental, social and governance (“ESG”) considerations may expose us to liabilities, increased costs, reputational harm and other adverse effects on our business.
We, along with many governments, regulators, investors, employees, customers and other stakeholders, are increasingly focused on ESG considerations relating to our business, including greenhouse gas emissions, human and civil rights and diversity, equity and inclusion. New laws and regulations in these areas have been proposed and may be adopted, and the criteria used by regulators and other relevant stakeholders to evaluate our ESG practices, capabilities and performance may change rapidly, which in each case could require us to undertake costly initiatives or operational changes. Non-compliance with these emerging rules or standards or a failure to address regulator, stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, suppliers and commercial partners, failure to retain and attract talent, lower valuation and higher investor activism activities. In addition, we may make statements about our ESG goals and initiatives through periodic financial and non-financial reports, information provided on our website, press statements and other communications. Managing these considerations and implementing these goals and initiatives involves risks and uncertainties, including increased costs, requires investments and often depends on third-party performance or data that is outside our control. We cannot guarantee that we will achieve any ESG goals and initiatives we may announce, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve ESG goals and initiatives, as well as to manage ESG risks, adhere to public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, financial condition or results of operations.
We are subject to legal proceedings that may adversely affect our business, financial condition or results of operations.
We are subject to various litigation claims and legal proceedings arising from the ordinary course of our business, including personal injury, customer contract, environmental and employment claims. Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability and expense material to our consolidated financial condition and consolidated results of operations. See “Item 3. Legal Proceedings”.
Risks Related to Our Indebtedness
We have debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.

We entered into a Credit Agreement in fiscal 2023 and completed financing transactions and as a result of such transactions we have approximately $1,500 million of indebtedness. We entered into senior secured financing with a syndicate of banks, financial institutions and/or other institutional lenders, with JPMorgan Chase Bank, N.A. acting as the administrative agent and the collateral agent, in an aggregate amount of $1,800 million, consisting of the Term Loan Facilities and the Revolving Credit Facility. The Term Loan Facilities mature no more than five years from the date thereof. Interest on the loans under the Credit Facilities is to be calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an applicable margin, which in the case of any SOFR loan will include a customary spread adjustment. We may also incur additional indebtedness in the future. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” for definitions for the Credit Agreement, Term Loan Facilities, Revolving Credit Facility, and Credit Facilities.

This significant amount of debt could potentially have important consequences to us and our debt and equity investors, including:
•requiring a substantial portion of our cash flow from operations to make interest payments, thereby reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.
To the extent that we incur additional indebtedness, the foregoing risks could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and potentially limit our ability to effectively refinance our indebtedness as it matures.

Borrowings under the Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we do not hedge such variable rates, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, which will negatively impact our net income and operating cash flows, including cash available for servicing our indebtedness.
Additionally, our ability to refinance portions of our indebtedness in advance of their maturity dates depends on securing new financing bearing interest at rates that we are able to service. While we believe that we currently have adequate cash flows to service the interest rates currently applicable to our indebtedness, if interest rates were to continue to rise significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to meet our debt service obligations at such increased rates.

If our financial performance were to deteriorate, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. While we believe that we currently have adequate cash flows to service our indebtedness, if our financial performance were to deteriorate significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Agreement restricts our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:
•incur additional indebtedness, refinance or restructure indebtedness or issue certain preferred shares;
•pay dividends on, repurchase or make distributions in respect of our capital stock;
•make certain investments;
•sell certain assets;
•create liens;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•enter into certain transactions with our affiliates.
In addition, our Credit Agreement requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and, in the event of a significant deterioration of our financial performance, there can be no assurance that we will satisfy those ratios and tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon our failure to maintain compliance with these covenants that is not waived by the lenders under the Credit Agreement, the lenders under the credit facilities could elect to declare all amounts outstanding under the credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If we were unable to repay those amounts, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Credit Agreement. If the lenders under the credit facilities accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay those borrowings, as well as our unsecured indebtedness.

Risks Related to the Separation
We have no history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about Vestis in this 10-K refers to Vestis as operated by and integrated with Aramark. The historical financial information of Vestis included in this 10-K is derived from the Combined Financial Statements and accounting records of Aramark. Accordingly, the historical financial information included in this 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:
•Generally, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, have historically been satisfied as part of the corporate-wide cash management policies of Aramark. Following the completion of the Separation, our results of operations and cash flows may be more volatile, and we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.
•Prior to the Separation, our business was operated by Aramark as part of its broader corporate organization, rather than as an independent company. Aramark or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, information technology, investor relations and finance. Our historical and financial results reflect allocations of corporate expenses from Aramark for such functions, which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.
•Historically, our business was integrated with the other businesses of Aramark and our business shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. While Aramark has sought to minimize the impact on us when separating these arrangements, there is no guarantee these arrangements will continue to capture these benefits in the future.
•After the Separation, the cost of capital for our business may be higher than Aramark’s cost of capital prior to the Separation.
•As an independent public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and are required to prepare standalone financial statements according to the rules and regulations required by the SEC. These reporting and other obligations will place significant demands on our management and administrative and operational resources. Moreover, to comply with these requirements, we anticipate that we will need to migrate our systems, including information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting, finance, and information technology staff. We expect to incur additional annual expenses related to these steps, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired.
Following the separation, our financial profile has changed, and we are a smaller, less diversified company than Aramark prior to the Separation.
The Separation resulted in us being a smaller, less diversified company than Aramark. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition or results of operations. In addition, the diversification of our revenues, costs, and cash flows will diminish as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. Following the Separation, we may also lose capital allocation efficiency and flexibility, as we no longer have access to cash flow from Aramark to fund our business.
We may not achieve some or all of the expected benefits of the Separation.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others: (1) permitting us to more effectively pursue the distinct operating priorities and strategies of our respective businesses; (2) permitting us to allocate financial resources to meet the unique needs of our own business, which will allow us to intensify our focus on our distinct strategic priorities and to more effectively pursue our own distinct capital structures and capital allocation strategies; (3) allowing us to more effectively articulate a clear investment thesis to attract a long-term investor base suited to our business and facilitate our access to capital by providing investors with a distinct and targeted investment opportunity; (4) creating an independent equity security for Vestis, affording us direct access to the capital markets and enabling us to use our own industry-focused stock to consummate future acquisitions or other transactions; and (5) permitting us to more effectively recruit, retain and motivate employees through the use of stock-based compensation that more closely reflects and aligns management and employee incentives with specific growth objectives, financial goals and business performance and allows incentive structures and targets to be better aligned with our business.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (1) the Separation will demand significant management resources and require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; (2) following the Separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Aramark because our business will be less diversified than Aramark’s businesses prior to the completion of the Separation; (3) after the Separation, as a standalone company, we may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those Aramark obtained prior to completion of the Separation; (4) the Separation may require us to pay costs that could be substantial and material to our financial resources, including accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management and personnel new to us, tax costs and costs to separate information systems; and (5) under the terms of the tax matters agreement that we entered into with Aramark, we will be restricted from taking certain actions that could cause the Separation or certain related transactions to fail to qualify as tax-free to Aramark and Aramark stockholders, or could result in certain other taxes to Aramark, and these restrictions may limit us for a period of time from pursuing certain strategic transactions and equity issuances or engaging in other transactions that might increase the value of our business. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, cash flows and our business, financial condition or results of operations.
If we are unable to replace the services that Aramark currently provides to us under the transition services agreement on terms that are at least as favorable to us as the terms on which Aramark is providing such services, our business, financial condition or results of operations could be adversely affected.
We will engage in the process of creating our own, or engaging third parties separate from Aramark to provide, systems and services to replace many of the systems and services that Aramark currently provides to us under the transition services agreement, including, for example, information technology infrastructure and systems and accounting and reporting systems. We may incur temporary interruptions in business operations if we cannot transition effectively from Aramark’s existing operating systems, databases and programming languages that support these functions to our own systems. The failure to implement the new systems and transition data successfully and cost-effectively could disrupt our business operations and have a material adverse effect on our profitability. In addition, our costs for the operation of these systems may be higher than the amounts reflected in our historical Combined Financial Statements.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject as a standalone publicly traded company following the Separation.
Our financial results previously were included within the consolidated results of Aramark. We were not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Separation, we are directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.
Moreover, in connection with our compliance with these requirements, we are migrating our systems, including information technology systems, implementing additional financial and management controls, reporting systems and procedures and hiring additional accounting and finance staff. We are incurring additional annual expenses related to these steps, and these expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our cash flows and our business, financial condition or results of operations.

We are repositioning our brand to remove the Aramark name, which could adversely affect our ability to attract and maintain customers.
We have historically marketed our products and services using the “Aramark” name and logo, which is a globally recognized brand with a strong reputation for high-quality products and services. Following the Separation, subject to limited exceptions, we are repositioning our brand and update, as applicable, our products and services using the “Vestis” name or other names and marks and removing the “Aramark” name and logo on our products and discontinuing its use in connection with our service offerings. These new names and brands may not benefit from the same recognition and association with product quality as the Aramark name, which could adversely affect our ability to attract and maintain our customers, who may prefer to use products with a more established brand identity.
We may be affected by restrictions under the tax matters agreement, including on our ability to engage in certain corporate transactions for a two-year period after the Separation, in order to avoid triggering significant tax-related liabilities.
Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. Under the tax matters agreement that we entered into with Aramark, we are restricted from taking certain actions that could prevent the Separation and certain related transactions from being tax-free for U.S. federal income tax purposes. In particular, under the tax matters agreement, for the two-year period following the Separation we are subject to specific restrictions on our ability to pursue or enter into acquisition, merger, sale and redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. In addition, under the tax matters agreement, we may be required to indemnify Aramark and its affiliates against any tax-related liabilities incurred by them as a result of the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. Such restrictions may reduce our strategic and operating flexibility.
We may be held liable to Aramark if we fail to perform under our agreements with Aramark which may negatively affect our business, financial condition or results of operations.
In connection with the Separation, the Company and Aramark entered into various agreements, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement and other transaction agreements. If we do not satisfactorily perform our obligations under these agreements, we may be held liable for any resulting losses suffered by Aramark, subject to certain limits.

Our agreements with Aramark may be on terms that are less beneficial to us than the terms may have otherwise been from unaffiliated third parties.
The agreements that we entered into with Aramark in connection with the Separation include the separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement and other transaction agreements. These agreements were prepared in the context of the Separation while we were still a wholly owned subsidiary of Aramark. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent Board of Directors or a management team that was independent of Aramark. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.
If there is a determination that the Separation or certain related transactions are taxable for U.S. federal income tax purposes, we could incur significant liabilities pursuant to our indemnification obligations under the tax matters agreement.
Aramark received a private letter ruling from the IRS and opinions of its outside tax advisors, in each case, satisfactory to the Aramark Board of Directors, regarding certain U.S. federal income tax matters relating to the Separation. The opinion of its outside tax advisors was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of Aramark and us, including facts, assumptions, representations, statements and undertakings relating to the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations and statements were or become inaccurate or incomplete, or if any such undertaking is not complied with, Aramark may not be able to rely on the opinions of its outside tax advisors, and the conclusions reached therein could be jeopardized.
Notwithstanding Aramark’s receipt of the opinions of its outside tax advisors, the IRS could determine on audit that the Separation or certain related transactions are taxable for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements and undertakings upon which the opinions were based are incorrect or have been violated, or if it disagrees with any of the conclusions in the opinions. Accordingly, notwithstanding Aramark’s receipt of the opinions of its outside tax advisors, there can be no assurance that the IRS will not assert that the Separation or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes, or that a court would not sustain such a challenge. In the event the IRS were to prevail in such a challenge, Aramark and Aramark’s stockholders could incur significant tax liabilities. Under the tax matters agreement that we entered into with Aramark, we generally will be required to indemnify Aramark for any taxes incurred by Aramark that arise as a result of (i) any representations made by us being inaccurate; (ii) an acquisition of our stock or assets or (iii) any other action undertaken or failure to act by us. Any such indemnification could materially adversely affect our business, financial condition or results of operations.
Satisfaction of indemnification obligations following the Separation could have a material adverse effect on our cash flows and our business, financial condition or results of operations.
Pursuant to the separation and distribution agreement and certain other agreements we entered into with Aramark in connection with the Separation, Aramark agrees to indemnify us for certain liabilities, and we agree to indemnify Aramark for certain liabilities. Indemnities that we will be required to provide Aramark could negatively affect our business.
The indemnity from Aramark may not be sufficient to protect us against the full amount of such liabilities if, for example, Aramark is not able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Aramark any amounts for which we are held liable, we may be temporarily required to bear these losses ourself, requiring us to divert cash that would otherwise have been used in furtherance of our operating business. In addition, third parties could also seek to hold us responsible for any of the liabilities that Aramark has agreed to retain. Each of these risks could have a material adverse effect on our cash flows and our business, financial condition or results of operations.
There can be no assurance that we will have access to the capital markets on terms acceptable to us.
From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital in place at the time of the separation will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance; (2) our credit ratings or absence of a credit rating; (3) the liquidity of the overall capital markets; and (4) the state of the economy. There can be no assurance, particularly as a new company, that we will have access to the capital markets on terms acceptable to us.
As an independent, publicly traded company, we do not enjoy the same benefits that we did as a part of Aramark.
As a result of the Separation, we are more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the Aramark organizational structure. As part of Aramark, we were able to enjoy certain benefits from Aramark’s operating diversity, size, purchasing power, cost of capital, and opportunities to pursue integrated strategies with Aramark’s other businesses. As an independent, publicly traded company, we do not have the same benefits. Additionally, as part of Aramark, we were able to leverage Aramark’s historical reputation, performance and brand identity to recruit and retain key personnel to run and operate our business. As an independent, publicly traded company, we will need to develop new strategies, and it may be more difficult for us to recruit or retain such key personnel.

Risks Related to our Common Stock
Your percentage of ownership in Vestis may be diluted in the future.
In the future, your percentage ownership in Vestis may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of our common stock after the Separation as a result of conversion of their Aramark stock-based awards and have been issued new Vestis stock awards. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional stock-based awards to our employees under our employee benefits plans.

We cannot guarantee the timing, declaration, amount or payment of dividends on our common stock.

After the Separation, our Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on January 4, 2024 to shareholders of record at the close of business on December 15, 2023. However, the timing, declaration, amount and payment of any future dividends will continue to be within the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by our Board of Directors. The aggregate amount of dividends paid by us and Aramark may differ from historical dividends paid by Aramark due to, among other matters, changes in the level of cash generated by our operations and changes in our capital needs. Moreover, there can be no assurance that we will continue to pay such dividends or the amount of such dividends.
Anti-takeover provisions could enable our Board of Directors to resist a takeover attempt by a third party and limit the power of our stockholders.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids too expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions are, among others:
•until the third annual stockholder meeting following the Separation, our Board of Directors will be divided into three classes, with each class consisting, as nearly as may be possible, of one-third of the total number of directors, which could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•as long as the Board of Directors is classified, our directors can be removed by stockholders only for cause
•vacancies occurring on the Board of Directors can only be filled by a majority of the remaining members of our Board of Directors or by a sole remaining director;
•for two years following the Separation, stockholders do not have the right to call a special meeting;
•stockholders do not have the ability to act by written consent;
•our Board of Directors has the power to designate and issue, without any further vote or action by the our stockholders, shares of preferred stock from time to time in one or more series; and
•stockholders have to follow certain procedures and notice requirements in order to present certain proposals or nominate directors for election at stockholder meetings.
In addition, we are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of Vestis and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors. In addition, an acquisition or further issuance of our common stock could trigger the application of Section 355(e) of the Code, causing the Separation to be taxable to Aramark. Under the tax matters agreement, we are required to indemnify Aramark for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable.
Our amended and restated certificate of incorporation designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Vestis stockholders, which could discourage lawsuits against Vestis and our directors and officers.
Our amended and restated certificate of incorporation provides that, unless we (through approval of our Board of Directors) consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (1) any derivative action brought on behalf of Vestis, (2) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of Vestis to Vestis or Vestis’s stockholders, (3) any action asserting a claim against Vestis or any director or officer or other employee of Vestis arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the Delaware General Corporation Law (the “DGCL”) or Vestis’s amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), (4) any action asserting a claim against Vestis or any director or officer or other employee of Vestis governed by the internal affairs doctrine, which is a conflict of laws principle which recognizes that only one state should have the authority to regulate a corporation’s internal affairs or (5) any action as to which the DGCL (as it may be amended from time to time) confers jurisdiction on the Court of Chancery of the State of Delaware. If and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). This exclusive forum provision applies to all covered actions, including any covered action in which the plaintiff chooses to assert a claim or claims under federal law in addition to a claim or claims under Delaware law. However, the exclusive forum provision does not apply to actions asserting only federal law claims under the Securities Act or the Exchange Act, regardless of whether the state courts in the State of Delaware have jurisdiction over those claims. Although we believe the exclusive forum provision benefits us by providing increased consistency in the application of law in the types of lawsuits to which it applies, the provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Vestis or its directors or officers, and it may be costlier for our stockholders to bring a claim in the Court of Chancery of the State of Delaware than other judicial forums, each of which may discourage such lawsuits against Vestis and its directors and officers.
Although our amended and restated certificate of incorporation includes this exclusive forum provision, it is possible that a court could rule that this provision is inapplicable or unenforceable. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, financial condition or results of operations.
Item 1B.    Unresolved Staff Comments.

None.
Item 2.    Properties.
Our principal executive offices are currently leased at 500 Colonial Center Parkway, Suite 140, Roswell, GA 30076. As of September 29, 2023, we operated 367 sites including laundry plants, satellite plants, distribution centers and manufacturing plants that are located across the United States, Canada, and Mexico. We own 191 buildings, including distribution centers and satellite plants. We own 162 buildings in the United States and 29 buildings in Canada. We lease 176 premises, consisting of offices, laundry plants, satellite plants, manufacturing plants, and distribution centers. We lease 163 premises in the United States and 13 premises in Canada. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.    Legal Proceedings.

On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs allege that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs seek damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. The parties continue to engage in discovery. AmeriPride has moved for summary judgment related to Cake Love. We believe we have numerous defenses and intend to continue to vigorously defend the action. We cannot predict the outcome of this legal matter, nor can we predict whether any outcome will have a material adverse effect on our combined statements of income and/or combined statements of cash flows. Accordingly, we have made no provisions for this legal matter in our combined financial statements.
Item 4.    Mine Safety Disclosures.

Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Shares of our common stock began regular-way trading on October 2, 2023 and are quoted on the NYSE under the ticker symbol “VSTS.” Prior to October 2, 2023 there was no public market for our common stock. As of November 30, 2023, there were approximately 798 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks. From October 2, 2023 through November 30, 2023, the highest sales price for our common stock on the NYSE was $19.31 per share, and the lowest sales price for our common stock on the NYSE was $13.83 per share.

Dividends
After the Separation, our Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on January 4, 2024 to shareholders of record at the close of business on December 15, 2023. However, the timing, declaration, amount and payment of any future dividends will continue to be within the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.

Securities Authorized for Issuance Under Equity Compensation Plans
As of September 29, 2023, we did not maintain an equity compensation plan and none of our securities were available for issuance under an equity compensation plan. While the Board of Directors adopted the Vestis Corporation 2023 Long-Term Incentive Plan in connection with the Spin-Off, no awards under it were outstanding as of September 29, 2023. Accordingly, no equity compensation plan information table is provided.
Item 6.    [ Reserved ].
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the fiscal years ended September 29, 2023 and September 30, 2022 should be read in conjunction with our audited Combined Financial Statements and the notes to those statements. For additional information on the year ended October 1, 2021 and year-over-year comparisons to September 30, 2022, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-12B/A filed with the Securities and Exchange Commission (“SEC”) on September 6, 2023.

This discussion contains forward-looking statements, such as our plans, objectives, opinions, expectations, anticipations, intentions, and beliefs, that are based upon our current expectations but that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and “Business” sections and elsewhere in this Annual Report on Form 10-K (“Annual Report”).
All amounts discussed are in thousands of U.S. dollars, except where otherwise indicated.
Company Overview
We are a leading provider of uniforms and workplace supplies across the United States and Canada, with over 75 years of experience in the workplace apparel and supplies industry. We provide a full range of uniform programs, managed restroom supply services, first aid supplies and safety products, as well as ancillary items such as floor mats, towels, and linens, to more than 300,000 customer locations across the United States and Canada. We compete with national, regional, and local providers who vary in size, scale, capabilities and product and service offering. Primary methods of competition include product quality, service quality and price. Notable competitors of size include Cintas Corporation and UniFirst Corporation, as well as numerous regional and local competitors. Additionally, many businesses perform certain aspects of our product and service offerings in-house rather than outsourcing them and leveraging the benefits of full-service programs.
With approximately 20,000 employees, we operate a network of over 350 facilities including laundry plants, satellite plants, distribution centers and manufacturing plants along with a fleet of service vehicles that support over 3,400 pick-up and delivery routes. We have two manufacturing facilities in Mexico with approximately 189,000 square feet of manufacturing capacity between both plants that produce approximately 50% of our uniforms and linens products. We source raw materials, finished goods, equipment, and other supplies from a variety of domestic and international suppliers. We leverage our broad footprint, supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts.
Our full-service uniform offering (“Uniforms”) includes the design, sourcing, manufacturing, customization, personalization, delivery, laundering, sanitization, repair, and replacement of uniforms. Our uniform options include shirts, pants, outerwear, gowns, scrubs, high visibility garments, particulate-free garments, and flame-resistant garments, along with shoes and accessories. We service our customers on a recurring rental basis, typically weekly, delivering clean uniforms while, during the same visit, picking up worn uniforms for inspection, cleaning and repair or replacement. In addition to our weekly, recurring customer contracts, we offer customized uniforms through direct sales agreements, typically for large, regional, or national companies.
In addition to Uniforms, we also provide workplace supplies (“Workplace Supplies”) including managed restroom supply services, first aid supplies and safety products, floor mats, towels, and linens. Similar to our uniform offering, on a recurring rental basis, generally weekly, we pick up used and soiled floor mats, towels and linens, replacing them with clean products. We also restock restroom supplies, first aid supplies and safety products as needed.
We manage and operate our business in two reportable segments, United States and Canada. Both segments provide Uniforms and Workplace Supplies, as described above, to customers within their specific geographic territories.
Separation from and Relationship with Aramark
On September 30, 2023 (the "Distribution Date"), Aramark completed the previously announced spin-off of Vestis (the "Spin-Off," or the “Separation”). The Separation was completed through a distribution of our outstanding common stock to stockholders of record of Aramark’s common stock as of the close of business on September 20, 2023. Aramark stockholders of record received one share of Vestis common stock for every two shares of common stock, par value $0.01, of Aramark.
Following the separation, certain functions that Aramark provided to us prior to the separation will continue to be provided to us by Aramark under a transition services agreement.
Basis of Presentation
The Combined Financial Statements reflect the combined historical results of operations, comprehensive income and cash flows for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 and the financial position as of September 29, 2023 and September 30, 2022 for Vestis. The Combined Financial Statements have been derived from Aramark’s historical accounting records and were prepared on a standalone basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The assets, liabilities, revenue, and expenses of Vestis have been reflected in these Combined Financial Statements on a historical cost basis, as included in the Combined Financial Statements of Aramark, using the historical accounting policies applied by Aramark. Historically, separate financial statements have not been prepared for Vestis and it has not operated as a standalone business from Aramark. The historical results of operations, financial position and cash flows of Vestis presented in these Combined Financial Statements may not be indicative of what they would have been had we been an independent standalone public company, nor are they necessarily indicative of our future results of operations, financial position, and cash flows.
Our business has historically functioned together with other Aramark businesses. Accordingly, we relied on certain of Aramark’s corporate support functions to operate. The Combined Financial Statements include all revenues and costs directly attributable to us and an allocation of expenses related to certain Aramark corporate functions. These expenses have been allocated to us on the basis of direct usage where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount or other drivers. We consider these allocations to be a reasonable reflection of the utilization of services or the benefit received. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, standalone public entity, nor are they indicative of our future expenses.
The Combined Financial Statements include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to us.
Our cash flows within the United States segment are transferred to Aramark regularly as part of Aramark’s centralized cash management program. Our cash flows within the Canada segment are reinvested locally. The cash and cash equivalents held by Aramark at the corporate level are not specifically identifiable to us and therefore were not allocated to any of the periods presented. Only cash amounts specifically attributable to us are reflected in the Combined Balance Sheets. Transfers of cash, both to and from Aramark’s central cash management system, are reflected as a component of “Net parent investment” on the Combined Balance Sheets and in “Net cash used in financing activities” on the accompanying Combined Statements of Cash Flows.
Aramark’s long-term borrowings and related interest expense, exclusive of certain financing lease obligations, have not been attributed to us for any of the periods presented because the borrowings are neither directly attributable to us nor are we the primary legal obligor of such borrowings. However, as of September 29, 2023, we incurred indebtedness in an aggregate principal amount of $1,500 million, which have been included in the Combined Financial Statements (see Note 4. Borrowings to our Combined Financial Statements).
All intercompany transactions and balances within Vestis have been eliminated. Transactions between us and Aramark have been included in these Combined Financial Statements and are considered related party transactions (see Note 5. Related Party Transactions and Parent Company Investments to our Combined Financial Statements).
The “Provision for Income Taxes” in the Combined Statements of Income has been calculated as if we filed a separate tax return and were operating as a standalone company. Therefore, income tax expense, cash tax payments and items of current and deferred income taxes may not be reflective of our actual tax balances prior to or subsequent to the distribution.
Sources of Revenue
We generate and recognize over 93% of our total revenue from route servicing contracts on both Uniforms, which we generally manufacture, and Workplace Supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). We generate the remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when the related performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for the services or products described above and is presented net of sales and other taxes we collect on behalf of governmental authorities.
Costs and Expenses
Our costs and expenses are comprised of cost of services provided (exclusive of depreciation and amortization) (hereafter referred to as “cost of services provided”), depreciation and amortization and selling, general and administrative expenses.
Cost of services provided includes the costs associated with the recurring pickup, processing and delivery of products to rental customers, the amortized cost of merchandise in service for the rental business, and the cost of products sold to customers through our direct sales offerings.
Depreciation and amortization expense reflects the cost of investments in our manufacturing plants, processing facilities, distribution centers and technology capabilities, and the amortization of intangible assets related to acquisitions. More specifically, depreciation expense is related to processing operation assets such as washers, dryers, steam tunnels and related equipment, distribution centers and related product handling and storage equipment, company-owned and financed delivery vehicles, information technologies and other assets for which we expect to receive an economic benefit for greater than one year. The cost of these investments is depreciated on a straight-line basis over three to 40 years based upon the estimated useful life of the asset.

Selling, general and administrative expenses include costs attributable to our sales team and the administrative functions required to support our customers and our team members.
Interest Expense and Other, net, is primarily comprised of interest expense recognized on financing leases, our share of the financial results for equity method investments and interest expense incurred under our Credit Agreement.
Provision for Income Taxes
The Provision for Income Taxes represents federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory United States income tax rate due to the effect of state and local income taxes, the tax rate in Canada where we have operations, nontaxable gain on the sale of our equity investment in Sanikleen, a Japanese linen supply company, tax credits and certain nondeductible expenses.
Foreign Currency Fluctuations
The impact from foreign currency translation assumes constant foreign currency exchange rates based on the rates in effect for the prior fiscal year period being used in translation for the comparable current year period. We believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate analysis of period-to-period comparisons of business performance.
Fiscal Year
Our fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021 were each 52-week periods.
Key Trends Affecting Our Results of Operations
We serve the uniforms, mats, towels, linens, restroom supplies, first-aid supplies and safety products industry within the United States and Canada. This includes businesses that outsource these services through rental programs or direct purchases, as well as non-programmers, or businesses that maintain these services in-house. We believe that demand in this industry is largely influenced by macro-economic conditions, employment levels, increasing standards for workplace hygiene and safety and an ongoing trend of businesses outsourcing non-core, back-end operations. As a result of the diversity of our customers and the wide variety of industries in which they participate, demand for our products and services is not specifically linked to the cyclical nature of any one sector.
Recent global events, including the COVID-19 pandemic, have adversely affected global economies, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. COVID-19 related disruptions negatively impacted our financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. Our financial results started to improve during the second half of fiscal 2021 and continued to improve throughout fiscal 2022 as COVID-19 restrictions were lifted, and operations reopened.
In addition, the ongoing conflict between Russia and Ukraine and the recent Israel-Hamas War, regions in which we do not have direct operations, further disrupted global supply chains and heightened volatility and disruption of global financial markets. The ongoing volatility and disruption of financial markets caused by these global events, as well as other current global economic factors, triggered inflation in labor and energy costs and has driven significant changes in foreign currencies. The impact on our longer-term operational and financial performance will depend on future developments, including our response and governmental response to inflation, the duration and severity of the ongoing volatility and disruption of global financial markets and our ability to effectively hire and retain personnel. Some of these future developments are outside of our control and are highly uncertain.
We continue to remain principally focused on the safety and well-being of our employees, customers, and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. Throughout fiscal 2022, we saw continued improved profitability from customers reopening as COVID-19 restrictions eased as well as from effective management of operating costs and pricing including temporary fees to mitigate the effects of elevated inflation. We continue to evaluate and react to the effects of a prolonged global disruption, including items such as inflationary pressures on product and energy costs and greater labor challenges. These challenges have continued to impact our business during fiscal 2023. Our actions to mitigate the effects of inflation in fiscal 2022 and fiscal 2023 included operating cost reductions, reductions in discretionary spending and reductions in our non-operational footprint, along with the implementation of targeted and strategic price increases under the terms of our customer contracts. We do not know whether we will be able to mitigate any future impacts of inflation with further increases in pricing for our goods and services. We continue to evaluate and react to take appropriate actions to mitigate the risk in these areas. See “Risk Factors—Operational Risks—Unfavorable economic conditions have in the past adversely affected, are currently affecting and in the future could adversely affect our business, financial condition or results of operations.”
Results of Operations
Fiscal 2023 Compared to Fiscal 2022
The following table presents an overview of our results on a combined basis with the amount of and percentage change between periods for the fiscal years 2023 and 2022 (dollars in thousands).

	Fiscal Year Ended		Change	Change
	September 29, 2023	September 30, 2022	$	%
Revenue	$2,825,286	$2,687,005	$138,281	5.1%
Operating Expenses:
Cost of services provided(1)	1,970,215	1,909,676	60,539	3.2%
Depreciation and amortization	136,504	134,352	2,152	1.6%
Selling, general and administrative expenses	500,658	450,734	49,924	11.1%
Total Operating Expenses	2,607,377	2,494,762	112,615	4.5%
Operating Income	217,909	192,243	25,666	13.4%
Gain on Sale of Equity Investment, net	(51,831)	—	(51,831)	(100.0%)
Interest Expense and Other, net	10	2,284	(2,274)	(99.6%)
Income Before Income Taxes	269,730	189,959	79,771	42.0%
Provision for Income Taxes	56,572	48,280	8,292	17.2%
Net Income	$213,158	$141,679	$71,479	50.5%
______________________
(1)Exclusive of depreciation and amortization
Consolidated revenue of $2,825.3 million increased 5.1% in fiscal 2023 compared to the prior fiscal year. This increase was driven by sales volume growth and pricing actions, partially offset by the approximately $14.5 million negative impact of foreign currency exchange rates between years. Sales volume growth contributed approximately $77.7 million to the increase. Pricing accounted for the remainder of the increase, including actions taken to offset the impact of inflationary pressures and increased merchandise amortization on sales growth. This includes the impact of a temporary energy fee implemented late in the second quarter of fiscal 2022, continuing through the second quarter of fiscal 2023. The revenue from the temporary energy fee was $26 million in both fiscal 2022 and fiscal 2023.
Cost of services provided increased 3.2% in fiscal 2023 compared to the prior fiscal year primarily due to approximately $31.1 million of incremental amortization of rental merchandise in service assets and due to roughly $30.8 million of higher labor and energy costs from the continuation of inflationary pressures.
Selling, general and administrative expenses increased 11.1% in fiscal 2023 compared to the prior fiscal year. The increase was primarily attributable to non-cash charges for the impairment of operating lease right-of-use assets and other costs ($7.7 million), incremental personnel and other expenses related to Aramark’s intention to spin off its Uniforms segment ($27.1 million), severance charges ($7.6 million), incremental charges for bad debt ($9.3 million), and incremental personnel costs related to merit and inflation ($5.0 million), partially offset by a gain on the sale of land ($6.8 million) recorded in fiscal 2023 and savings from severance actions in fiscal 2023 ($3.3 million).

Operating income of $217.9 million increased 13.4% in fiscal 2023 compared to the prior fiscal year driven by the growth in revenue offset by higher costs of services provided and selling, general and administrative expenses as noted above.
Operating income as a percentage of revenue (“operating income margin”) increased from 7.2% in fiscal 2022 to 7.7% in fiscal 2023, an improvement of approximately 50 basis points.

Gain on Sale of Equity Investments, net increased $51.8 million in fiscal 2023 from the prior fiscal year. The increase was driven by the sale of our equity investment in Sanikleen, a Japanese linen supply company, for approximately $51.9 million.

Interest Expense and Other, net, decreased $2.3 million in fiscal 2023 from the prior fiscal year.
The provision for income taxes for fiscal 2023 was recorded at an effective rate of 21.0% compared to an effective rate of 25.4% in fiscal 2022. The lower effective tax rate was primarily due to a nontaxable gain on the sale of our equity investment in Sanikleen in fiscal 2023.
Net income of $213.2 million in fiscal 2023 represented an increase of $71.5 million, or 50.5% compared to the prior fiscal year.
Results of Operations—United States Results
Fiscal 2023 Compared to Fiscal 2022
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the fiscal years 2023 and 2022 (dollars in thousands).

	Fiscal Year Ended		Change	Change
	September 29, 2023	September 30, 2022	$	%
Revenue	$2,575,352	$2,447,027	$128,325	5.2%
Segment Operating Income	303,762	242,971	60,791	25.0%
Segment Operating Income %	11.8%	9.9%
United States revenue increased 5.2% in fiscal 2023 compared to the prior fiscal year. This increase was driven by sales volume growth and pricing actions. Sales volume growth in the U.S. contributed approximately $64.4 million to the increase. Pricing in the U.S. accounted for the remainder of the increase, including actions taken to offset the impact of inflationary pressures and increased merchandise amortization on sales growth. This includes the impact of a temporary energy fee implemented late in the second quarter of fiscal 2022, continuing through the second quarter of fiscal 2023. The revenue from the temporary energy fee was $26 million in both fiscal 2022 and fiscal 2023. Uniforms revenue for fiscal 2023 of approximately $1,068 million was essentially flat relative to fiscal 2022. Workplace Supplies revenue for fiscal 2023 of approximately $1,508 million increased roughly $128 million, or 9.3%, relative to fiscal 2022.
Segment operating income of $303.8 million in fiscal 2023 increased 25.0% compared to the prior fiscal year, primarily driven by:
•an approximate $118.8 million increase in operating income from the higher year-over-year revenue during fiscal 2023 relative to the prior fiscal year;
•an approximate $14.0 million in savings from permanent cost reduction actions taken earlier in fiscal year 2023; and
•a $6.8 million gain on the sale of real estate property during fiscal 2023; partially offset by:
•incremental labor and energy costs of approximately $47.2 million linked to a significant inflationary environment;
•an approximate $27.1 million increase in rental merchandise amortization associated with incremental investments made in rental merchandise to support sales growth as we exited the COVID-19 pandemic;
•severance costs of $7.6 million during fiscal 2023.
Segment operating income margin improved approximately 190 basis points from 9.9% in fiscal 2022 to approximately 11.8% in fiscal 2023.

Results of Operations—Canada Results
Fiscal 2023 Compared to Fiscal 2022
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the fiscal years 2023 and 2022 (dollars in thousands).

	Fiscal Year Ended		Change	Change
	September 29, 2023	September 30, 2022	$	%
Revenue	$249,934	$239,978	$9,956	4.1%
Segment Operating Income	13,707	18,008	(4,301)	(23.9)%
Segment Operating Income %	5.5%	7.5%
Canada revenue increased 4.1% in fiscal 2023 compared to the prior fiscal year was driven by sales volume growth and pricing, offset by an approximate $14.4 million negative impact of foreign currency exchange rates between years. Uniforms revenue for fiscal 2023 of approximately $100 million was essentially flat relative to fiscal 2022. Workplace Supplies revenue for fiscal 2023 of approximately $150 million increased roughly $11 million, or 7.6%, relative to fiscal 2022.
Segment operating income of 13.7 million decreased 23.9% in fiscal 2023 compared to the prior fiscal year primarily driven by:
•incremental labor and energy costs of approximately $7.2 million linked to a significant inflationary environment; and
•an approximate $4.2 million increase in rental merchandise amortization associated with incremental investments made in rental merchandise to support sales growth as we exited the COVID-19 pandemic; partially offset by:
•an approximate $7.2 million increase in operating income from the higher year-over-year revenue during fiscal 2023 relative to the prior fiscal year.
Segment operating income margin decreased approximately 200 basis points from 7.5% in fiscal 2022 to 5.5% in fiscal 2023.
Liquidity and Capital Resources
Overview
Historically, our business generated positive cash flows from operations. Cash flows within our United States operations were transferred to Aramark regularly as part of Aramark’s centralized cash management program. This arrangement was used to manage liquidity of Aramark and fund the operations of our business as needed. This arrangement is not indicative of how we would have funded our operations had we been a standalone company separate from Aramark during the periods presented. Cash transferred to and from Aramark’s cash management accounts are reflected within net parent investment as a component of Aramark’s equity.
The cash and cash equivalents held by Aramark at the corporate level were not specifically identifiable to us and therefore were not allocated to any of the periods presented. The majority of our cash and cash equivalents balance is from our Canadian operations. Third-party debt and the related interest expense of Aramark has not been allocated to us for any of the periods presented because Aramark’s borrowings were not directly attributable to our standalone business.

On September 29, 2023, we entered into a senior secured financing in an aggregate amount of $1,800 million, consisting of the Term Loan Facilities and the Revolving Credit Facility. The Term Loan Facilities consist of a United States dollar denominated term loan A-1 tranche in the amount of $800 million (the "Term Loan A-1”), and a United States dollar denominated term loan A-2 tranche in the amount of $700 million (the "Term Loan A-2" and, together with the Term Loan A-1, the “Term Loan Facilities”). The Term Loan A-2 includes $8.75M of principal payments each quarter until the maturity date, in which the remaining unpaid principal amount is due. Additionally, the Revolving Credit Facility is available for loans in United States dollars and Canadian dollars with aggregate commitments of $300 million (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”).

The Term Loan A-1 will mature on September 29, 2025 (the “Term A-1 Maturity Date”) and the Term Loan A-2 will mature on the earlier of (i) September 29, 2028 and (ii) the date (the “Springing Maturity Date”) that is 4 months prior to the Term A-1 Maturity Date if any portion of the Term Loan A-1 (or indebtedness which extends, renews, refunds or replaces any portion of the Term Loan A-1) remains outstanding as of such date and has, as of such date, a scheduled maturity date prior to September 29, 2028. The Revolving Credit Facility will mature on the earliest of (i) September 29, 2028, (ii) the Springing Maturity Date, and (iii) the date of termination of all of the commitments under the Revolving Credit Facility or the date on which the loans under the Revolving Credit Facility become due and payable or the commitments under the Revolving Credit Facility are terminated. Borrowings under the Credit Facilities will bear interest at rates calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as defined in the definitive credit agreement entered into with respect to the Credit Facilities (the “Credit Agreement”)), at the option of the Company, plus a margin, which initially will be 2.25% for SOFR loans and 1.25% for Base Rate loans and thereafter will fluctuate based on the Company’s total net leverage ratio.

The Company’s obligations under the Credit Facilities are guaranteed by the Company’s existing and future wholly owned domestic material subsidiaries, subject to certain customary exceptions. Borrowings under the Credit Facilities are secured by first priority liens on substantially all the assets of the Company and the guarantors, subject to certain customary exceptions.

On September 29, 2023, concurrent with consummation of the Separation, we made a cash distribution of approximately $1,457 million to Aramark.

As of September 29, 2023, we had approximately $36 million of cash and cash equivalents and $300 million of availability for borrowing under the Revolving Credit Facility.
The table below summarizes our cash activity (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$256,977	$232,847
Net cash used in investing activities	(14,746)	(86,133)
Net cash used in financing activities	(230,269)	(162,543)
Reference to the audited Combined Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $257.0 million during fiscal 2023 and $232.8 million during fiscal 2022, respectively. The change was driven by net income in fiscal 2023 of $213.2 million compared to net income in fiscal 2022 of $141.7 million, as discussed in "Results of Operations" above, and unfavorable non-cash adjustments to net income between fiscal years of $77.3 million, which were primarily driven by a $26.1 million inventory charge in fiscal 2022 that did not recur in fiscal 2023 and due to a $51.8 million gain on sale of an equity investment in fiscal 2023. The change in net income inclusive of non-cash adjustments was offset by the change in cash from operating assets and liabilities of $30.0 million, which was primarily due to:

•Increase in operating cash flows during fiscal 2023 compared to fiscal 2022 due to the lower use of cash for rental merchandise in-service of $36.9 million as the result of the prior year period operations returning following the lifting of COVID-19 restrictions;
•Increase in operating cash flows during fiscal 2023 compared to fiscal 2022 due to the lower use of cash from accounts receivables of $30.2 million as the prior year period had a higher use of cash from operations returning following the lifting of COVID-19 restrictions. Both periods were impacted by base and new business growth and timing of collections;
•Increase in operating cash flows during fiscal 2023 compared to fiscal 2022 due to a greater source of cash from accrued expenses of $23.5 million primarily due to growth in business operations, higher severance charges recorded in fiscal 2023 and timing of other payments; partially offset by:

•Decrease in operating cash flows during fiscal 2023 compared to fiscal 2022 due to a lower source of cash from accounts payable of $64.3 million primarily due to the timing of disbursements.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $14.7 million during fiscal 2023 was $71.4 million lower during fiscal 2023 relative to fiscal 2022 primarily due to cash proceeds of $51.9 million related to the sale of our Sanikleen equity investment and due to the prior year use of $17.2 million of cash to fund the acquisition of certain businesses.
Cash Flows Used in Financing Activities
During fiscal 2023, cash provided by financing activities was impacted by the following:
• cash receipts related to newly issued debt of ($1,500.0 million);
• cash transferred to Aramark ($1,688.9 million);
• payments related to finance leases ($27.6 million); and
• payments related to debt issuance costs ($13.7 million).
During fiscal 2022, cash used in financing activities was impacted by the following:
• cash transferred to Aramark ($134.5 million); and
• payments related to finance leases ($28.0 million).
Covenant Compliance

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell or dispose of assets; pay dividends, make distributions or repurchase its capital stock; engage in certain transactions with affiliates; make investments, loans or advances; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; amend material agreements governing our subordinated debt; repay or repurchase any subordinated debt, except as scheduled or at maturity; make certain acquisitions; change our fiscal year; and fundamentally change our business. The Credit Agreement contains certain customary affirmative covenants. The Credit Agreement also includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable at the option of the lenders, if we fail to comply with the terms of the Credit Agreement or if other customary events occur.

The Credit Agreement requires us to maintain a maximum Consolidated Total Net Leverage Ratio, defined as consolidated total indebtedness over unrestricted cash divided by Covenant Adjusted EBITDA, not to exceed 5.25x for any fiscal quarter ending prior to March 31, 2025, and not to exceed 4.50x for any fiscal quarter ending on or after March 31, 2025, subject to certain exceptions. Consolidated total indebtedness is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any Receivables Facility. Covenant Adjusted EBITDA is defined in the Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.

The Credit Agreement establishes a minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA divided by consolidated interest expense. The minimum Interest Coverage Ratio is required to be at least 2.00x for the term of the Credit Agreement.

Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and there can be no assurance that we will meet those ratios, tests and covenants.

At September 29, 2023, we were in compliance with all covenants under the Credit Agreement.

Future Liquidity and Contractual Obligations
We have historically relied on available cash, recurring cash flow provided by operations and Aramark’s centralized cash management program to fund operations. Going forward we will primarily rely on cash and recurring cash flow provided by operations to fund our operations. We also have access to our $300 million Revolving Credit Facility and expect to have access to capital markets for additional funding. The cost and availability of debt financing will be influenced by market conditions and our future credit ratings.
We believe that we will meet known and likely future cash requirements through the combination of cash flows from operating activities, available cash balances, available borrowings under our financing arrangements and access to capital markets.
Following the Separation, our recurring cash needs are primarily directed toward working capital requirements to support ongoing business activities, investments in growth initiatives, capital expenditures, acquisitions, interest payments and repayment of borrowings. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control.
The following table summarizes our future obligations for long-term borrowings, estimated interest payments, finance leases, future minimum lease payments under noncancelable operating leases, purchase obligations and other liabilities as of September 29, 2023 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 29, 2023	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	1,500,000	26,250	878,750	595,000	—
Estimated interest payments(2)	362,574	86,568	176,958	99,049	—
Finance lease obligations	153,724	33,300	56,522	38,915	24,987
Operating leases	73,525	22,274	28,841	13,260	9,150
Purchase obligations(3)	7,400	7,400	—	—	—
Other liabilities(4)	3,400	3,400	—	—	—
	$238,049	$66,374	$85,363	$52,175	$34,137
______________________
(1)Excludes the $11.1 million reduction to long-term borrowings from debt issuance costs
(2)Interest payments on long-term debt includes interest due on outstanding debt obligations under our Credit Agreement. Payments related to variable debt are based on applicable rates at September 29, 2023 plus the specified margin in the Credit Agreement for each period presented.
(3)Represents purchase commitments for inventory.
(4)Includes severance.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Combined Financial Statements included in this Annual Report. We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner.
In preparing our Combined Financial Statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. If actual results were to differ materially from the estimates made, the reported results could be materially affected.
Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.

Revenue Recognition
We generate and recognize over 93% of our total revenue from route servicing contracts on both Uniforms, which we generally manufacture, and Workplace Supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). We generate our remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when our performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer.
Goodwill
Annually, in our fiscal fourth quarter, we perform an impairment assessment of goodwill at the reporting unit level. This assessment may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated net book value. Historically, Vestis has represented one reporting unit under Aramark’s structure. During the fourth quarter of fiscal 2023, we performed the annual impairment test for goodwill using a quantitative testing approach. Based on our evaluation performed, we determined that the fair value of the reporting unit significantly exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired.
The determination of fair value for the Vestis reporting unit includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. If our assumptions or estimates in our fair value calculations change or if future cash flows, margin projections or future growth rates vary from what was expected, this may impact our impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
We believe that an accounting estimate relating to goodwill impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our Combined Statements of Income.
Litigation and Claims
From time to time, we and our subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of our businesses, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or claims alleging negligence and/or breach of contractual and other obligations. We consider the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, we consider, among other issues:
•interpretation of contractual rights and obligations;
•the status of government regulatory initiatives, interpretations, and investigations;
•the status of settlement negotiations;
•prior experience with similar types of claims;

•whether there is available insurance; and
•advice of counsel.
Allowance for Credit Losses
We encounter credit loss risks associated with the collection of receivables. We analyze historical experience, current general and specific industry economic conditions, industry concentrations, such as exposure to small and medium-sized businesses, the nonprofit healthcare sector, federal and local governments, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The accounting estimate related to the allowance for credit losses is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and credit losses could potentially have a material impact on our results of operations.
Inventories and Rental Merchandise In Service
We record an inventory obsolescence reserve for obsolete, excess, and slow-moving inventory. In calculating our inventory obsolescence reserve, we analyze historical and projected data regarding customer demand within specific product categories and make assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Our accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain industries can be variable and changes in our reserve for inventory obsolescence could materially affect our results of operations.
Rental merchandise in service is valued at cost less amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which ranges from one to four years. The amortization rates are based on industry experience, intended use of the merchandise, our specific experience, and wear tests performed by us. These factors are critical to determining the amount of rental merchandise in service and related cost of services provided that are presented in the Combined Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.
Costs to Obtain a Contract
We defer employee sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis.
New Accounting Standards Updates
See Note 1 to the audited Combined Financial Statements for a full description of recent accounting standards updates, including the expected dates of adoption.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates. This exposure results from revenues and profits denominated in foreign currencies being translated into U.S. dollars and from our legal entities entering into transactions denominated in a foreign currency other than their functional currency. We currently do not enter into financial instruments to manage this foreign currency translation risk. Approximately 9% of our consolidated revenue and profit are generated from foreign denominated revenue and profit.

Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our outstanding Term Loan Facilities bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through entering into interest rate derivative agreements. Excluding the impact of interest rate derivative agreements, each 1% increase in interest rates on the Term Loan Facilities would increase our annual interest expense by approximately $15 million based on the aggregate principal amount outstanding under the Term Loan Facilities as of September 29, 2023. As of September 29, 2023, $1,500 million aggregate principal amount was outstanding under the Term Loan Facilities.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vestis Corporation
Opinion on the Financial Statements
We have audited the accompanying combined balance sheets of Vestis Corporation (the "Company") as of September 29, 2023 and September 30, 2022, the related combined statements of income, comprehensive income, cash flows and parent’s equity, for each of the three years in the period ended September 29, 2023, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2023 and September 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Insurance – Refer to Note 1 to the financial statements
Critical Audit Matter Description
Aramark (the “Parent”) insures portions of its risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary, to enhance its risk financing strategies. The Parent’s reserves for retained costs associated with the Parent’s casualty program are estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on claims history. The Parent allocates certain costs associated to the captive insurance subsidiary to the Company. The Company does not recognize liabilities related to claims from general liability, automobile liability, workers' compensation liability and property liability on the combined balance sheets as the Parent's captive insurance subsidiary is the primary responsible party related to these obligations. The Parent's captive insurance subsidiary had estimated reserves of approximately $68.4 million and $61.7 million at September 29, 2023 and September 30, 2022, respectively, related to claims arising from the Company's operations.

We identified the valuation of insurance reserves and the allocation of associated costs to the Company as a critical audit matter because estimating projected settlement value of reported and unreported claims arising from the Company’s operations involves significant estimation by management. This required high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the insurance reserves and the allocation of associated costs to the Company included the following, among others:
•We evaluated the inputs used to estimate the insurance reserves by:
◦Reading the insurance policies and comparing the coverage and terms to the assumptions used.
◦Testing the underlying historical claims data that served as the basis for the actuarial analysis.
•With the assistance of our actuarial specialists, we:
◦Evaluated the actuarial method used to estimate the insurance reserves.
◦Compared prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the insurance reserves.
◦Developed independent estimates of the insurance reserves, including loss data and industry claim development factors, and compared our estimates to recorded estimates.
•We tested the allocation of costs associated to the captive insurance subsidiary to the Company.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
December 21, 2023

We have served as the Company’s auditor since 2023.

VESTIS CORPORATION
COMBINED BALANCE SHEETS
SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands)

	September 29, 2023	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$36,051	$23,736
Receivables (net of allowances: 2023 - $25,066; 2022 - $29,100)	392,916	368,714
Inventories, net	174,719	183,439
Rental merchandise in service, net	399,035	393,140
Other current assets	17,244	18,252
Total current assets	1,019,965	987,281
Property and Equipment, at cost:
Land, buildings and improvements	585,797	579,915
Equipment	1,110,812	1,027,224
	1,696,609	1,607,139
Less - Accumulated depreciation	(1,032,078)	(957,540)
Total property and equipment, net	664,531	649,599
Goodwill	963,543	963,375
Other Intangible Assets, net	238,608	264,264
Operating Lease Right-of-use Assets	57,890	72,567
Other Assets	212,587	195,926
Total Assets	$3,157,124	$3,133,012
LIABILITIES AND PARENT’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$26,250	$—
Current maturities of financing lease obligations	27,659	20,482
Current operating lease liabilities	19,935	20,899
Accounts payable	134,498	167,125
Accrued payroll and related expenses	113,771	119,032
Accrued expenses and other current liabilities	73,412	74,657
Total current liabilities	395,525	402,195
Long-Term Borrowings	1,462,693	—
Noncurrent Financing Lease Obligations	105,217	86,783
Noncurrent Operating Lease Liabilities	46,084	54,017
Deferred Income Taxes	217,647	201,826
Other Noncurrent Liabilities	52,598	52,379
Total Liabilities	2,279,764	797,200
Commitments and Contingencies (see Note 12)
Parent’s Equity:
Net parent investment	908,533	2,367,492
Accumulated other comprehensive loss	(31,173)	(31,680)
Total parent’s equity	877,360	2,335,812
Total Liabilities and Parent’s Equity	$3,157,124	$3,133,012
The accompanying notes are an integral part of these Combined Financial Statements.

VESTIS CORPORATION
COMBINED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED
SEPTEMBER 29, 2023, SEPTEMBER 30, 2022 AND OCTOBER 1, 2021
(in thousands)

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenue	$2,825,286	$2,687,005	$2,456,577
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	1,970,215	1,909,676	1,765,635
Depreciation and amortization	136,504	134,352	133,306
Selling, general and administrative expenses	500,658	450,734	461,397
Total Operating Expenses	2,607,377	2,494,762	2,360,338
Operating Income	217,909	192,243	96,239
Gain on Sale of Equity Investment, net	(51,831)	—	—
Interest Expense and Other, net	10	2,284	(1,120)
Income Before Income Taxes	269,730	189,959	97,359
Provision for Income Taxes	56,572	48,280	23,089
Net Income	$213,158	$141,679	$74,270
The accompanying notes are an integral part of these Combined Financial Statements.

VESTIS CORPORATION
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED
SEPTEMBER 29, 2023, SEPTEMBER 30, 2022 AND OCTOBER 1, 2021
(in thousands)

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Net Income	$213,158	$141,679	$74,270
Other Comprehensive (Loss) Income, net of tax:
Pension plan adjustments	(655)	1,697	355
Foreign currency translation adjustments	1,162	(21,771)	6,362
Other Comprehensive (Loss) Income, net of tax	507	(20,074)	6,717
Comprehensive Income	$213,665	$121,605	$80,987
The accompanying notes are an integral part of these Combined Financial Statements.

VESTIS CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED
SEPTEMBER 29, 2023, SEPTEMBER 30, 2022 AND OCTOBER 1, 2021
(in thousands)

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net Income	$213,158	$141,679	$74,270
Adjustments to reconcile Net Income to Net cash provided by operating activities:
Depreciation and amortization	136,504	134,352	133,306
Gain on sale of equity investment, net	(51,831)	—	—
Deferred income taxes	14,370	20,603	(615)
Share-based compensation expense	14,467	17,398	15,427
Asset write-downs	7,698	—	—
Personal protective equipment charges	—	26,183	34,472
Changes in operating assets and liabilities:
Receivables, net	(23,612)	(53,860)	(30,909)
Inventories, net	8,929	(631)	6,508
Rental merchandise in service, net	(5,334)	(42,226)	(10,514)
Other current assets	1,050	(2,586)	503
Accounts payable	(32,888)	31,398	10,298
Accrued expenses	(7,928)	(31,456)	15,183
Changes in other noncurrent liabilities	(944)	(2,183)	1,251
Changes in other assets	(8,813)	(4,140)	(6,544)
Other operating activities	(7,849)	(1,684)	1,699
Net cash provided by operating activities	256,977	232,847	244,335
Cash flows from investing activities:
Purchases of property and equipment and other	(77,870)	(76,449)	(90,138)
Disposals of property and equipment	11,180	7,316	2,706
Acquisition of certain businesses, net of cash acquired	—	(17,200)	(15,767)
Proceeds from sale of equity investment	51,869	—	—
Other investing activities	75	200	43
Net cash used in investing activities	(14,746)	(86,133)	(103,156)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,500,000	—	—
Payments of financing lease obligations	(27,601)	(28,041)	(29,917)
Debt issuance costs	(13,749)	—	—
Net cash distributions to Parent	(1,688,919)	(134,502)	(95,596)
Net cash used in financing activities	(230,269)	(162,543)	(125,513)
Effect of foreign exchange rates on cash and cash equivalents	353	(1,541)	1,102
Increase (Decrease) in cash and cash equivalents	12,315	(17,370)	16,768
Cash and cash equivalents, beginning of period	23,736	41,106	24,338
Cash and cash equivalents, end of period	$36,051	$23,736	$41,106
The accompanying notes are an integral part of these Combined Financial Statements.

VESTIS CORPORATION
COMBINED STATEMENTS OF PARENT’S EQUITY
FOR THE FISCAL YEARS ENDED
SEPTEMBER 29, 2023, SEPTEMBER 30, 2022 AND OCTOBER 1, 2021
(in thousands)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, October 2, 2020	$2,362,287	$(18,323)	$2,343,964
Net Income	74,270		74,270
Net Transfers to Parent	(92,966)		(92,966)
Other Comprehensive Loss		6,717	6,717
Balance, October 1, 2021	$2,343,591	$(11,606)	$2,331,985
Net Income	141,679		141,679
Net Transfers to Parent	(117,778)		(117,778)
Other Comprehensive Income		(20,074)	(20,074)
Balance, September 30, 2022	$2,367,492	$(31,680)	$2,335,812
Net Income	213,158		213,158
Net Transfers to Parent	(1,672,117)		(1,672,117)
Other Comprehensive Loss		507	507
Balance, September 29, 2023	$908,533	$(31,173)	$877,360
The accompanying notes are an integral part of these Combined Financial Statements.

VESTIS CORPORATION
NOTES TO THE COMBINED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Vestis Corporation ("Vestis", the "Company", “we” or “us”) is a carve-out business of Aramark (“Aramark”). Unless the context otherwise requires, references to “Vestis,” “we,” “us,” “our,” and the “Company” refer to (i) Aramark’s uniform services business prior to the Separation and (ii) Vestis Corporation and its subsidiaries following the Separation.

On May 10, 2022, Aramark announced that its Board of Directors approved a plan to separate its Uniform and
Career Apparel business. On September 30, 2023 (the "Distribution Date"), Aramark completed the previously announced spin-off of Vestis (the "Spin-Off," or the “Separation”). The Separation was completed through a distribution of the Company's common stock to holders of record of Aramark’s common stock as of the close of business on September 20, 2023 (the “Distribution”), which resulted in the issuance of approximately 131 million shares of common stock. Aramark stockholders of record received one share of Vestis common stock for every two shares of common stock, par value $0.01, of Aramark. As a result of the Distribution, the Company became an independent public company. Our common stock is listed under the symbol “VSTS” on the NYSE.
Vestis is a leading provider of uniforms and workplace supplies across the United States and Canada. The Company provides uniforms, mats, towels, linens, restroom supplies, first-aid supplies and safety products. The Company’s customer base participates in a wide variety of industries, including manufacturing, hospitality, retail, food processing, pharmaceuticals, healthcare and automotive. The Company serves customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations. The Company’s customers value the uniforms and workplace supplies it delivers as its services and products can help them reduce operating costs, enhance their brand image, maintain a safe and clean workplace and focus on their core business. The Company leverages its broad footprint and its supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts. In addition, the Company offers customized uniforms through direct sales agreements, typically for large, regional or national companies.
The Company manages and evaluates its business activities based on geography and, as a result, determined that its United States and Canada businesses are its operating segments. The Company’s operating segments are also its reportable segments. The United States and Canada reportable segments both provide a range of uniforms and workplace supplies programs. The Company’s uniforms business (“Uniforms”) generates revenue from the rental, servicing and direct sale of uniforms to customers, including the design, sourcing, manufacturing, customization, personalization, delivery, laundering, sanitization, repair and replacement of uniforms. The uniform options include shirts, pants, outerwear, gowns, scrubs, high visibility garments, particulate-free garments and flame-resistant garments, along with shoes and accessories. The Company’s workplace supplies business (“Workplace Supplies”) generates revenue from the rental and servicing of workplace supplies, including managed restroom supply services, first-aid supplies and safety products, floor mats, towels and linens.
Basis of Presentation
The Combined Financial Statements reflect the combined historical results of operations, comprehensive income and cash flows for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 and the financial position as of September 29, 2023 and September 30, 2022 for the Company and are denominated in United States (“U.S.”) dollars. The Combined Financial Statements have been derived from Aramark’s historical accounting records and were prepared on a standalone basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The assets, liabilities, revenue and expenses of the Company have been reflected in these Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of Aramark, using the historical accounting policies applied by Aramark. Historically, separate financial statements have not been prepared for the Company, and it has not operated as a standalone business from Aramark.
The Company’s business has historically functioned together with other Aramark businesses. Accordingly, the Company relied on certain of Aramark’s corporate support functions to operate. The Combined Financial Statements include all revenues and costs directly attributable to the Company and an allocation of expenses related to certain Aramark corporate functions (see Note 5. Related Party Transactions and Parent Company Investment). These expenses have been allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount or other drivers. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, standalone public entity, nor are they indicative of the Company’s future expenses.
Following the Separation, certain functions that Aramark provided to the Company prior to the separation are being provided to the Company by Aramark under a transition services agreement or using the Company’s own resources or third-party service providers. The Company incurred certain one-time charges in its establishment as a standalone public company, and will incur ongoing additional costs associated with operating as an independent, publicly traded company. It is impracticable to estimate the costs that would have been incurred as a standalone public company during fiscal 2023, fiscal 2022 and fiscal 2021.
The Combined Financial Statements include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Company.
The Company’s cash flows within the United States segment are transferred to Aramark regularly as part of Aramark’s centralized cash management program. The Company’s cash flows within the Canada segment are reinvested locally. The cash and cash equivalents held by Aramark at the corporate level are not specifically identifiable to the Company and therefore were not allocated to any of the periods presented. Only cash amounts specifically attributable to the Company are reflected in the Combined Balance Sheets. Transfers of cash, both to and from Aramark’s central cash management system, are reflected as a component of “Net parent investment” on the Combined Balance Sheets and in “Net cash used in financing activities” on the accompanying Combined Statements of Cash Flows.
Historically, Aramark’s long-term borrowings and related interest expense, exclusive of certain financing lease obligations, have not been attributed to the Company for any of the periods presented because the borrowings are neither directly attributable to the Company nor is the Company the primary legal obligor of such borrowings. However, the Company and certain of its subsidiaries entered into a credit agreement on September 29, 2023 (the "Credit Agreement") and borrowings under the Credit Agreement have been included in the Combined Financial Statements (see Note 4. Borrowings).
All intercompany transactions and balances within the Company have been eliminated. Transactions between the Company and Aramark have been included in these Combined Financial Statements and are considered related party transactions (see Note 5. Related Party Transactions and Parent Company Investment).
The “Provision for Income Taxes” in the Combined Statements of Income has been calculated as if the Company filed a separate tax return and was operating as a standalone company. Therefore, income tax expense, cash tax payments and items of current and deferred income taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the distribution.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021 were each 52-week periods.
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In November 2021, the FASB issued an ASU which required that an entity provide certain annual disclosures when they have received government assistance. The guidance was effective for the Company in the first quarter of fiscal 2023. The Company adopted the ASU prospectively and adoption of this guidance did not have a material impact on the Combined Financial Statements.
Standards Not Yet Adopted (from most to least recent date of issuance)
In September 2022, the FASB issued an ASU to enhance the transparency of supplier finance programs, which may be referred to as reverse factoring, payables finance or structured payables arrangements. The guidance will require that a buyer in a supplier finance program disclose the program’s nature, activity and potential magnitude. The guidance is effective for the Company in the first quarter of fiscal 2024, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Combined Financial Statements.
In October 2021, the FASB issued an ASU which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers as if it had originated the contracts. The guidance is effective for the Company in the first quarter of fiscal 2024 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Combined Financial Statements.
Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the Combined Financial Statements or are not expected to have a material impact on the Combined Financial Statements.
Revenue Recognition
The Company generates and recognizes over 93% of its total revenue from route servicing contracts on both Uniforms, which the Company generally manufactures, and Workplace Supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). The Company generates its remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when the Company’s performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services or products described above and is presented net of sales and other taxes we collect on behalf of governmental authorities.
Certain customer route servicing contracts include terms and conditions that include components of variable consideration, which are typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Some contracts provide for customer discounts or rebates that can be earned through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When assessing if variable consideration should be limited, the Company evaluates the likelihood of whether uncontrollable circumstances could result in a significant reversal of revenue. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during fiscal 2023, fiscal 2022 or fiscal 2021. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within “Accrued expenses and other current liabilities” on the Combined Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in “Other Assets” on the Combined Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Combined Financial Statements and accompanying notes. The Company utilizes key estimates in preparing the financial statements including environmental estimates, goodwill, intangibles, insurance reserves, income taxes and long-lived assets. These estimates are based on historical information, current trends and information available from other sources. Actual results could materially differ from those estimates.
Fair Value of Financial Assets and Financial Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined as follows:
•Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets
•Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, financing leases and borrowings. Management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, financing leases and borrowings are representative of their respective fair values.
Nonrecurring Fair Value Measurements
The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurement of the assets are considered to be Level 3 measurements.
Acquisitions
The Company had no business acquisitions during fiscal 2023. The Company completed business acquisitions with aggregate purchase price of approximately $17.2 million and $15.8 million during fiscal 2022 and fiscal 2021, respectively. The results of operations of these acquisitions have been included in the Company’s combined financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s combined financial results and, therefore, pro forma financial information has not been presented.
Merger and Integration Costs
During fiscal 2021, the Company incurred merger and integration costs of $22.2 million as a result of the AmeriPride acquisition that occurred during fiscal year 2018. The expenses mainly related to costs for transitional employees and integration-related consulting costs and charges related to plant consolidations, mainly asset write-downs, the implementation of a new laundry enterprise resource planning system and other expenses.
Comprehensive Income
Comprehensive income includes all changes to parent’s equity during a period, except those related to the net parent investment. Components of comprehensive income include net income, pension plan adjustments (net of tax) and changes in foreign currency translation adjustments (net of tax).

The summary of the components of comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023			September 30, 2022			October 1, 2021
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net Income			$213,158			$141,679			$74,270
Pension plan adjustments	(884)	229	(655)	2,621	(924)	1,697	1,020	(665)	355
Foreign currency translation adjustments	2,251	(1,089)	1,162	(22,893)	1,122	(21,771)	6,079	283	6,362
Other Comprehensive (Loss) Income	1,367	(860)	507	(20,272)	198	(20,074)	7,099	(382)	6,717
Comprehensive Income			$213,665			$121,605			$80,987
Accumulated other comprehensive loss consists of the following (in thousands):

	September 29, 2023	September 30, 2022
Pension plan adjustments	$(5,070)	$(4,414)
Foreign currency translation adjustments	(26,103)	(27,266)
	$(31,173)	$(31,680)
Currency Translation
The Company’s Canadian subsidiary’s functional currency is the local currency of operations, and the net assets of its Canadian operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation are included as a component of accumulated other comprehensive loss in parent’s equity.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Receivables
Receivables represents amounts due from customers and is presented net of allowance for credit losses. Judgment and estimates are used in determining the collectability of receivables and evaluating the adequacy of the allowance for credit losses. The Company estimates and reserves for its credit loss exposure based on historical experience, current general and specific industry economic conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. Credit loss expense is classified within “Cost of services provided (exclusive of depreciation and amortization)” in the Combined Statements of Income. When an account is considered uncollectible, it is written off against the allowance for credit losses. The amounts recognized in fiscal years 2023, 2022 and 2021 relating to allowance for credit losses, which are netted against “Receivables” in the Combined Balance Sheets, are as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Balance, beginning of year	$29,100	$34,104
Additions: Charged to Income	20,500	9,704
Reductions: Deductions from Reserves(1)	(24,534)	(14,708)
Balance, end of year	$25,066	$29,100

__________________
(1)Amounts determined not to be collectible and charged against the reserve and translation.
Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of September 29, 2023 and September 30, 2022, the Company’s reserve for inventory was approximately $18.7 million and $48.8 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification. During fiscal 2022, the Company decided to no longer sell certain personal protective equipment (“PPE”), which required inventory charges to reduce the carrying value of PPE to a zero net realizable value. The Company recorded $26.2 million in inventory charges within “Cost of services provided (exclusive of depreciation and amortization)” in the Combined Statements of Income during fiscal 2022 to reflect the net realizable value of certain PPE inventory. No charges were recorded in fiscal 2023 related to PPE and the decrease in the inventory reserve from fiscal 2022 to fiscal 2023 was primarily driven by the write-off of the previously reserved PPE inventory.
The components of net inventories are as follows (in thousands):

	September 29, 2023	September 30, 2022
Raw Materials	$35,332	$23,463
Work in Process	1,104	1,998
Finished Goods	138,284	157,978
	$174,719	$183,439
Rental merchandise in service
Rental merchandise in service represents personalized work apparel, linens and other rental items in service. Rental merchandise in service is valued at cost less amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which primarily range from one to four years. The amortization rates are based on the Company’s specific experience and wear tests performed by the Company. These factors are critical to determining the amount of rental merchandise in service and related Cost of services provided (exclusive of depreciation and amortization) that are presented in the Combined Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.
During the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, the Company recorded $344.5 million, $313.4 million and $300.2 million, respectively, of amortization related to rental merchandise in service within “Cost of services provided (exclusive of depreciation and amortization)” on the Combined Statements of Income.
Other current assets
“Other current assets” as presented in the Combined Balance Sheets is primarily comprised of prepaid insurance and prepaid taxes and licenses.
Property and Equipment and Operating Lease Right-of-use Assets
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations and replacements, and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and three to 10 years for equipment. Depreciation expense during fiscal 2023, fiscal 2022 and fiscal 2021 was $103.8 million, $103.3 million and $102.3 million, respectively.

During fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, the Company recorded an impairment charge of $7.7 million within its United States segment, which is included in “Selling, general and administrative expenses” in the Combined Statements of Income for fiscal 2023. The non-cash impairment charge consisted of operating lease right-of-use assets ($7.1 million) and other costs ($0.6 million).

During fiscal 2023, the Company completed the sale of a property for cash proceeds of $9.6 million. As a result, the Company recorded a gain on disposal of $6.8 million within the United States segment, which is included in “Selling, general and administrative expenses” in the Combined Statements of Income for fiscal 2023.

Other Assets
“Other assets” as presented in the Combined Balance Sheets is primarily comprised of employee sales commissions, computer software costs, equity method investments, consideration payable to a customer at the beginning of the contract, noncurrent pension assets, preparation costs and long-term receivables.
Employee sales commissions represent commission payments made to employees related to new or retained business contracts (see Note 7. Revenue Recognition). Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to 10 years.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. Equity method investments represent the 39% ownership interest in ARATEX, a Japanese uniform solutions company.

On September 22, 2023, the Company sold its 25% interest in Sanikleen, a Japanese linen supply company for $51.9 million in cash resulting in a pre-tax gain on sale of this equity investment of $51.8 million for fiscal 2023. The pre-tax gain is included in “Gain on Sale of Equity Investment, net” on the Combined Statements of Income.
Accrued Expenses and Other Current Liabilities
“Accrued Expenses and Other Current Liabilities” as presented in the Combined Balance Sheets is primarily comprised of current deferred income, taxes, insurance, environmental reserves (see Note 12. Commitments and Contingencies), rebates and a deferral related to the employer portion of social security taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
Other Noncurrent Liabilities
“Other Noncurrent Liabilities” as presented in the Combined Balance Sheets is primarily comprised of environmental reserves (see Note 12. Commitments and Contingencies), asset retirement obligations (see Note 12. Commitments and Contingencies) and noncurrent deferred income.
Insurance
Aramark insures portions of its risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the “Captive”), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the “BMA”) relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of September 29, 2023. Aramark allocates certain costs associated to the Captive to the Company. The Company does not recognize liabilities related to claims from general liability, automobile liability and workers’ compensation liability on the Combined Balance Sheets as Aramark’s Captive subsidiary is the primary responsible party related to these obligations. Aramark’s Captive insurance subsidiary had estimated reserves of approximately $68.4 million and $61.7 million at September 29, 2023 and September 30, 2022, respectively, related to claims arising from the Company’s operations. Aramark’s reserves for retained costs associated with Aramark’s casualty program are estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on claims history. The Company entered into an independent property insurance policy and was no longer under Aramark’s property insurance policy effective June 1, 2023. No liabilities have been incurred as of September 29, 2023 under the new property insurance policy.
Environmental Matters
Capital expenditures for ongoing environmental remediation and compliance measures were recorded in Property and Equipment and related expenses were included in the normal operating expenses of conducting business. The Company accrued for environmental-related activities for which commitments or clean-up plans have been developed and when such costs could be reasonably estimated based on industry standards and professional judgment. Accrued amounts were primarily recorded on an undiscounted basis (see Note 12. Commitments and Contingencies).
Income Taxes
The Company’s operations are included in the tax returns of Aramark. Aramark remits funds to or receives refunds from governmental jurisdictions on behalf of the Company’s operations related to income taxes. In the future, as a standalone entity, the Company will file tax returns on its own behalf. Income taxes are presented in the Combined Financial Statements, whereas current and deferred income tax assets and liabilities of Aramark are attributed to the Company in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. The income tax provision of the Company is prepared using the separate return method, which applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise. The Company believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings of its Canadian subsidiary and continues to invest earnings outside of the United States to fund foreign investments or meet foreign working capital and property and equipment needs. As a result, the Company is permanently reinvested with respect to all of its historical foreign earnings related to its Canadian subsidiary of $28.9 million and $17.2 million as of September 29, 2023 and September 30, 2022, respectively. The foreign withholding tax associated with remitting these earnings is immaterial as of September 29, 2023 and September 30, 2022. Deferred taxes are not provided on undistributed earnings of its Canadian subsidiary that are indefinitely reinvested.
Aramark conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. In evaluating the exposure associated with various tax filing positions, including foreign, the Company records accruals for uncertain tax positions, based on the technical support for the positions, past audit experience with similar situations and the potential interest and penalties related to the matters. The effects of tax adjustments and settlements from taxing authorities are presented in the Combined Financial Statements in the period to which they relate as if the Company was a separate filer.
Aramark maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, Aramark’s management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
Net Parent Investment
“Net parent investment” in the Combined Balance Sheets is presented in lieu of stockholders’ equity and represents Aramark’s historic investment in the Company, the accumulated net earnings after taxes of the Company and the net effect of the transactions with the allocations from Aramark. All transactions reflected in “Net parent investment” in the accompanying Combined Balance Sheets have been considered as financing activities for purposes of the Combined Statements of Cash Flows.
For additional information, see Basis of Presentation above and Note 5. Related Party Transactions and Parent Company Investment.

Interest Expense and Other, net
“Interest Expense and Other, net” as presented in the Combined Statements of Income is primarily comprised of interest expense recognized on financing leases (see Note 8. Leases) and the Company’s share of the financial results for its equity method investment. There was minimal interest expense incurred to date under the new Credit Agreement entered on September 29, 2023. See Note 4. Borrowings for additional detail.
Impact of COVID-19
COVID-19 adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. COVID-19 related disruptions negatively impacted the Company’s financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. The Company’s financial results started to improve during the second half of fiscal 2021 and continued to improve throughout fiscal 2022 as COVID-19 restrictions were lifted and operations re-opened.
The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Deferred social security taxes of $16.6 million were paid during both fiscal 2022 and fiscal 2023.
Regarding our operations within Canada, the Canadian government provided companies with various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits were generally earned if companies retained employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualified for these tax credits. The Company recorded approximately $0.4 million and $17.9 million of labor related tax credits within “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Combined Statements of Income during the fiscal years ended September 30, 2022 and October 1, 2021, respectively. The Company does not expect to receive additional tax credits related to COVID-19 relief at this time.
The Company accounts for these labor related tax credits as a reduction to the expense that they were intended to compensate in the period in which the corresponding expense was incurred and there was reasonable assurance the Company would both receive the tax credits and comply with all conditions attached to the tax credits.
Supplemental Cash Flow Information
During fiscal 2023, fiscal 2022 and fiscal 2021, the Company executed finance lease transactions. The present value of the future rental obligations was $42.6 million, $28.9 million and $27.6 million for the respective periods, which is included in “Property and Equipment, at cost” and “Noncurrent Financing Lease Obligations” on the Combined Balance Sheets. The increase in fiscal 2023 was primarily driven by increasing the amount of finance lease transactions executed in connection with the Company’s plan.
NOTE 2.    SEVERANCE:

During fiscal 2023, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $7.6 million were recorded within “Selling, general and administrative expenses” on the Combined Statements of Income for the fiscal year ended September 29, 2023. As of September 29, 2023, the Company had an accrual of approximately $3.4 million related to unpaid severance obligations.

During fiscal 2021, the Company approved action plans to streamline and improve the efficiency and effectiveness of its operations, including a series of facility consolidations and closures. As a result of these actions, severance charges of $9.0 million were recorded within “Selling, general and administrative expenses” and “Cost of services provided (exclusive of depreciation and amortization)” on the Combined Statements of Income for the fiscal year ended October 1, 2021.

The following table summarizes the unpaid obligations for severance and related costs as of September 29, 2023, which are included in “Accrued payroll and related expenses” on the Combined Balance Sheets.

(dollars in thousands)	September 30, 2022	Charges	Payments and Other	September 29, 2023
Fiscal 2023 Severance	$—	$7,588	$(4,174)	$3,414
Fiscal 2021 Severance	$3,448	$—	$(3,448)	$—
Total	$3,448	$7,588	$(7,622)	$3,414
The following table summarizes the unpaid obligations for severance and related costs as of September 30, 2022, which are included in “Accrued payroll and related expenses” on the Combined Balance Sheets.

(dollars in thousands)	October 1, 2021	Charges	Payments and Other	September 30, 2022
Fiscal 2021 Severance	$9,092	$—	$(5,644)	$3,448
Fiscal 2020 Severance	157	—	(157)	—
Total	$9,249	$—	$(5,801)	$3,448
NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that is conducted annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Based on Aramark’s historical structure, goodwill for the Company is retained within one reporting unit. The annual impairment test is performed as of the end of the fiscal month of August. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value, calculated using a discounted cash flow method, of the reporting unit with its estimated net book value. During the fourth quarter of fiscal 2023, fiscal 2022 and fiscal 2021, the annual impairment test for goodwill was performed by Aramark using a quantitative testing approach and no impairment was identified.
The determination of fair value for the reporting unit includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors, including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. If assumptions or estimates in the fair value calculations change or if future cash flows, margin projections or future growth rates vary from what was expected, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
Changes in total goodwill during fiscal 2023 are as follows (in thousands):

	September 30, 2022	Acquisitions	Translation	September 29, 2023
United States	$896,237	$—	$—	$896,237
Canada	67,138	—	168	67,306
Total	$963,375	$—	$168	$963,543
Changes in total goodwill during fiscal 2022 are as follows (in thousands):

	October 1, 2021	Acquisitions	Translation	September 30, 2022
United States	$896,237	$—	$—	$896,237
Canada	68,659	—	(1,521)	67,138
	$964,896	$—	$(1,521)	$963,375

Other intangible assets consist of (in thousands):

	September 29, 2023			September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$383,869	$(161,773)	$222,096	$383,801	$(135,748)	$248,053
Trade names	16,512	—	16,512	16,211	—	16,211
	$400,381	$(161,773)	$238,608	$400,012	$(135,748)	$264,264
During fiscal 2022, the Company acquired customer relationship assets with a value of $15.1 million. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit with a weighted average life of approximately 14 years. The Canadian Linen trade name, which is our sole trade name, is an indefinite lived intangible asset and is not amortized, but is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company utilized the “relief-from-royalty” method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade name being owned. The Company’s annual trade name impairment test was completed by Aramark for fiscal 2023, fiscal 2022 and fiscal 2021, which did not result in an impairment charge. Amortization of other intangible assets for fiscal 2023, fiscal 2022 and fiscal 2021 was approximately $26.0 million, $25.9 million and $25.0 million, respectively.
Based on the recorded balances at September 29, 2023, total estimated amortization of all acquisition-related intangible assets for fiscal years 2024 through 2028 are as follows (in thousands):

2024	$25,918
2025	26,333
2026	25,927
2027	25,666
2028	24,263
NOTE 4.    BORROWINGS:

Long-term borrowings, net, are summarized in the following table (in thousands):

September 29, 2023
Senior secured term loan facility, due September 2025	$800,000
Senior secured term loan facility, due September 2028	700,000
Total principal debt issued	1,500,000
Unamortized debt issuance costs	(11,057)
Less - current portion	(26,250)
Long-term borrowings, net of current portion	$1,462,693

Credit Agreement

The Company and certain of its subsidiaries entered into a credit agreement on September 29, 2023 (the "Credit Agreement"). The Credit Agreement includes senior secured term loan facilities consisting of the following as of September 29, 2023:

• A United States dollar denominated term loan A-1 tranche to the Company in the amount of $800 million ("Term Loan A-1"),
• A United States dollar denominated term loan A-2 tranche to the Company in the amount of $700 million ("Term Loan A-2"). The Term Loan A-2 includes $8.75M of principal payments each quarter until the maturity date in which the remaining unpaid principal amount is due.

The Company used approximately $1,457 million of the proceeds of the senior secured term loans to transfer cash to Aramark in connection with the separation and distribution. The Company recorded approximately $11.1 million of debt issuance costs related to the term loans. Debt issuance costs are presented as a reduction of debt in the Combined Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method.

The Credit Agreement also includes a revolving credit facility available for loans in United States dollars and Canadian dollars with aggregate commitments of $300 million as of September 29, 2023. As of September 29, 2023, there was $300 million available for borrowing under the revolving credit facility. The Company's revolving credit facility includes a $50 million sublimit for swingline loans. The Company's revolving credit facility includes a $30 million sublimit for letters of credit. The revolving credit facility may be drawn by the Company as well as by certain foreign subsidiaries. Each foreign borrower is subject to a sublimit of $100 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The revolving credit facility is subject to a commitment fee ranging from a rate of 0.20% to 0.30% per annum. The actual rate within the range is based on a Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. Additionally, the Company recorded approximately $2.6 million of debt issuance costs related to the revolving credit facility which are recorded as an asset in the Combined Balance Sheets and are amortized as a component of interest expense over the term of the related revolving credit facility using the effective interest method.

The Term Loan A-1 will mature on September 29, 2025 (the “Term A-1 Maturity Date”) and the Term Loan A-2 will mature on the earlier of (i) September 29, 2028 and (ii) the date (the “Springing Maturity Date”) that is 4 months prior to the Term A-1 Maturity Date if any portion of the Term Loan A-1 (or indebtedness which extends, renews, refunds or replaces any portion of the Term Loan A-1) remains outstanding as of such date and has, as of such date, a scheduled maturity date prior to September 29, 2028. The Revolving Credit Facility will mature on the earliest of (i) September 29, 2028, (ii) the Springing Maturity Date, and (iii) the date of termination of all of the commitments under the Revolving Credit Facility or the date on which the loans under the Revolving Credit Facility become due and payable or the commitments under the Revolving Credit Facility are terminated.

The applicable margin on the Term Loan A-1 and the Term Loan A-2 for fiscal 2024 is 2.25% with respect to Secured Overnight Financing Rate (“SOFR”) borrowings, subject to a floor of 0.00%. The applicable margin on the Term Loan A-1 and the Term Loan A-2 for fiscal 2025 and thereafter ranges from 1.50% to 2.50% based on the Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The effective interest rate for the Term Loan A-1 and the Term Loan A-2 as of September 29, 2023 was 7.74%.

The Company carries debt at historical cost and discloses fair value. As of September 29, 2023, the book value of the Company’s debt approximated fair value as the debt was issued on September 29, 2023.

Prepayments

The Credit Agreement may be prepaid at any time. The Credit Agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:

• 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights; provided, further, that such prepayment shall only be required to the extent net cash proceeds exceeds the greater of (a) $30,000,000 and (b) 7.5% of Covenant Adjusted EBITDA;
• 100% of the net cash proceeds of all casualty events with respect to any equipment, fixed assets, or real property; provided, further, that such prepayment shall only be required to the extent proceeds related to the event in excess $10 million are not reinvested within the reinvestment period; and
• 100% of the net cash proceeds of any incurrence of debt, but excluding proceeds from certain debt permitted under the Credit Agreement.

Guarantees

All obligations under the Credit Agreement are unconditionally guaranteed by the Company and, subject to certain exceptions, substantially all of the Company’s existing and future wholly-owned domestic subsidiaries. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by (i) pledges of 100% of the capital stock of the Company’s domestic subsidiaries, (ii) pledges of 65% of the capital stock of the Company’s foreign subsidiaries, and (iii) a security interest in, and mortgages on, substantially all tangible assets of the Company or any of the Guarantors.

Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell or dispose of assets; pay dividends, make distributions or repurchase its capital stock; engage in certain transactions with affiliates; make investments, loans or advances; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; amend material agreements governing the Company’s subordinated debt; repay or repurchase any subordinated debt, except as scheduled or at maturity; make certain acquisitions; change the Company’s fiscal year; and fundamentally change the Company’s business. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default.

The Credit Agreement requires the Company to maintain a maximum Consolidated Total Net Leverage Ratio, defined as consolidated total indebtedness over unrestricted cash divided by Covenant Adjusted EBITDA, not to exceed 5.25x for any fiscal quarter ending prior to March 31, 2025, and not to exceed 4.50x for any fiscal quarter ending on or after March 31, 2025, subject to certain exceptions. Consolidated total indebtedness is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any Receivables Facility. Covenant Adjusted EBITDA is defined in the Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.

The Credit Agreement establishes a minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA divided by consolidated interest expense. The minimum Interest Coverage Ratio is required to be at least 2.00x for the term of the Credit Agreement.

At September 29, 2023, the Company was in compliance with all covenants under the Credit Agreement.

Debt Maturities

At September 29, 2023, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter are as follows (in thousands):

2024	$26,250
2025	843,750
2026	35,000
2027	35,000
2028	560,000
Thereafter	—
Total	1,500,000

NOTE 5.    RELATED PARTY TRANSACTIONS AND PARENT COMPANY INVESTMENT
Corporate Allocations
The Company’s Combined Financial Statements include general corporate expenses of Aramark, which were not historically allocated to the Company for certain support functions that are provided on a centralized basis by Aramark and are not recorded at the Company level, such as expenses related to finance, supply chain, human resources, information technology, share-based compensation, insurance and legal, among others (collectively, “General Corporate Expenses”). For purposes of these Combined Financial Statements, General Corporate Expenses have been allocated to the Company.

General Corporate Expenses are included in the Combined Statements of Income in “Selling, general and administrative expenses” with the impact related to Aramark’s gasoline, diesel and natural gas derivative agreements included in “Cost of services provided”. These expenses have been allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount or other drivers. Management believes the assumptions underlying the Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from Aramark, are reasonable. Nevertheless, the Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
During the years ended September 29, 2023, September 30, 2022 and October 1, 2021, General Corporate Expenses allocated to the Company were $24.4 million, $37.5 million and $30.6 million, respectively.
Transactions with the Parent
In the ordinary course of business, the Company provides uniforms to certain food and support services contracts of Aramark in the United States and Canada, the terms of which are at fair market value. During the years ended September 29, 2023, September 30, 2022 and October 1, 2021, these related party revenues were $54.6 million, $47.6 million and $36.0 million, respectively, with related costs of $49.7 million, $43.3 million and $33.9 million, respectively. Amounts receivable from Aramark for such revenues as of September 29, 2023 and September 30, 2022 were $1.2 million and $0.9 million, respectively.
Parent Company Investment
All significant intercompany transactions between the Company and Aramark have been included in the Combined Financial Statements. The total net effect of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as “Net parent investment.”
NOTE 6.    DERIVATIVE INSTRUMENTS:
Aramark enters into contractual derivative arrangements to manage changes in market conditions related to exposure to fluctuating gasoline, diesel and natural gas fuel prices at the Company. Derivative instruments utilized during the period include gasoline, diesel and natural gas fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet of Aramark at fair value at the end of each quarter. The counterparties to Aramark’s contractual derivative agreements are all major international financial institutions. Aramark is exposed to credit loss in the event of nonperformance by these counterparties. Aramark continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.
Aramark’s contractual derivative arrangements have not been included within the Company’s Combined Balance Sheets as the Company did not enter into such arrangements. The corresponding impact on earnings related to the contractual derivative arrangements have been allocated to the Company as the arrangements relate to gasoline, diesel and natural gas fuel utilized within the Company’s operations.
Derivatives not Designated in Hedging Relationships
Aramark entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index and natural gas agreements based on the Henry Hub New York Mercantile Exchange index in order to limit its exposure to price fluctuations for gasoline, diesel and natural gas fuel mainly for the Company’s operations. As of September 29, 2023, Aramark has contracts for approximately 7.2 million gallons outstanding through June of fiscal 2024 related to the Company. Aramark does not record its gasoline, diesel and natural gas fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts related to the Company was a gain of $1.6 million for fiscal 2023, a loss of $4.6 million for fiscal 2022 and a gain of $3.9 million for fiscal 2021.

The following table summarizes the location of loss (gain) for the Company’s derivatives not designated as hedging instruments in the Combined Statements of Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	September 29, 2023	September 30, 2022	October 1, 2021
Gasoline, diesel and natural gas fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$3,488	$(3,212)	$(7,220)
NOTE 7.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
United States:
Uniforms	$1,067,825	$1,067,815	$1,076,264
Workplace Supplies	1,507,527	1,379,212	1,174,492
Total United States	2,575,352	2,447,027	2,250,756

Canada:
Uniforms	$100,403	$100,787	$100,517
Workplace Supplies	149,531	139,191	105,304
Total Canada	249,934	239,978	205,821

Total Revenue	$2,825,286	$2,687,005	$2,456,577
Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. The Company expenses sales commissions as incurred if the amortization period is one year or less. As of September 29, 2023 and September 30, 2022, the Company has $104.4 million and $99.0 million, respectively, of employee sales commissions recorded as assets within “Other Assets” on the Company’s Combined Balance Sheets. During the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, the Company recorded $20.1 million, $19.2 million and $18.0 million, respectively, of expense related to employee sales commissions within “Selling, general and administrative expenses” on the Combined Statements of Income.
NOTE 8.    LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 30 years. Finance leases primarily relate to vehicles. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. A right-of-use asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (“short-term leases”).
As a result of adopting ASC 842 on September 28, 2019 (the first day of fiscal 2020), the Company recognized operating lease liabilities and operating lease right-of-use assets on its Combined Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use the underlying assets for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and operating lease right-of-use assets are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. Deferred rent, tenant improvement allowances and prepaid rent are included in the operating lease right-of-use asset balances. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has lease agreements with lease and non-lease components. Non-lease components are combined with the related lease components and accounted for as lease components for all classes of underlying assets.
Variable lease payments, which primarily consist of real estate taxes, common area maintenance charges, insurance costs and other operating expenses, are not included in the operating lease right-of-use asset or operating lease liability balances and are recognized in the period in which the expenses are incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively. Options to extend lease terms that are reasonably certain of exercise are recognized as part of the operating lease right-of-use asset and operating lease liability balances.
The Company is required to discount its future minimum lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate. As the Company’s leases typically do not provide an implicit rate, the present value of our lease liability is determined using Aramark’s incremental borrowing rate at lease commencement based on the geographic location of the lease and the remaining lease term. The incremental borrowing rate is calculated using a base line rate plus an applicable margin.
The following table summarizes the location of the operating and finance leases in the Company’s Combined Balance Sheets (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	September 29, 2023	September 30, 2022
Assets:
Operating	Operating Lease Right-of-use Assets	$57,890	$72,567
Finance	Property and Equipment, net	121,930	99,294
Total lease assets		$179,820	$171,861
Liabilities:
Current
Operating	Current operating lease liabilities	$19,935	$20,899
Finance	Current maturities of financing lease obligations	27,659	20,482
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	46,084	54,017
Finance	Noncurrent Financing Lease Obligations	105,217	86,783
Total lease liabilities		$198,895	$182,181

Weighted average remaining lease term (in years)
Operating leases		4.7	5.1
Finance leases		5.7	5.7
Weighted average discount rate
Operating leases		4.4%	3.6%
Finance leases		4.3%	3.9%
The following table summarizes the location of lease related costs in the Combined Statements of Income (in thousands):

		Fiscal Year Ended
Lease Cost	Income Statement Location	September 29, 2023	September 30, 2022	October 1, 2021
Operating lease cost(1):
Fixed lease costs	Cost of services provided (exclusive of depreciation and amortization) / Selling, general and administrative expenses	$23,119	$25,376	$27,698
Variable lease costs	Cost of services provided (exclusive of depreciation and amortization) / Selling, general and administrative expenses	9,888	9,114	7,529
Short-term lease costs	Cost of services provided (exclusive of depreciation and amortization) / Selling, general and administrative expenses	8,175	6,371	5,430
Finance lease cost(2):
Amortization of right-of-use-assets	Depreciation and amortization	30,360	29,135	28,162
Interest on lease liabilities	Interest Expense and Other, net	4,174	3,205	3,399
Net lease cost		$75,716	$73,201	$72,218
__________________
(1)Excludes sublease income, which is immaterial.
(2)Excludes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$24,208	$25,189	$27,102
Operating cash flows from finance leases	4,174	3,205	3,399
Financing cash flows from finance leases	27,601	28,042	29,917
Lease assets obtained in exchange for lease obligations:
Operating leases	12,640	20,416	19,107
Finance leases	$42,581	$28,895	$27,578
__________________
(1)For fiscal 2023, excludes cash paid for variable and short-term lease costs of $9.9 million and $8.2 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2022, excludes cash paid for variable and short-term lease costs of $9.1 million and $6.4 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2021, excludes cash paid for variable and short-term lease costs of $7.5 million and $5.4 million, respectively, that are not included within the measurement of lease liabilities.

Future minimum lease payments under non-cancelable leases as of September 29, 2023 are as follows (in thousands):

	Operating leases	Finance leases	Total
2024	$22,274	$33,300	$55,574
2025	17,273	30,390	47,663
2026	11,568	26,132	37,700
2027	7,958	21,588	29,546
2028	5,302	17,327	22,629
Thereafter	9,150	24,987	34,137
Total future minimum lease payments	$73,525	$153,724	$227,249
Less: Interest	(7,506)	(20,848)	(28,354)
Present value of lease liabilities	$66,019	$132,876	$198,895
NOTE 9.    EMPLOYEE PENSION AND PROFIT SHARING PLANS:
Defined Contribution Retirement Plans
In the United States and Canada, the Company maintains qualified contributory defined contribution retirement plans for all Company employees meeting certain eligibility requirements, with Company contributions to the plans based on earnings performance or salary level. The total expense of the above plans for Company employees for fiscal 2023, fiscal 2022 and fiscal 2021 was $9.1 million, $8.7 million and $8.6 million, respectively, which were recorded in “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Combined Statements of Income.
Multiemployer Defined Benefit Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements (“CBAs”) that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:
1.Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
2.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
3.If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company’s participation in these plans for fiscal 2023 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2023 and 2022 is for the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants, plans in the critical zone are generally less than 65% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The contributions columns represent the recurring, required contributions made by the Company, which are typically based upon the number of employees participating within the plan. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2023, fiscal 2022 and fiscal 2021 contributions.

		Pension Protection Act Zone Status			Contributions by the Company (in thousands)
Pension Fund	EIN/Pension Plan Number	2023	2022	FIP/RP Status Pending/ Implemented	2023	2022	2021	Surcharge Imposed	Range of Expiration Dates of CBAs
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$2,994	$2,400	$2,545	No	3/25/2022 - 7/31/2026
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical	Critical and Declining	Implemented	4,213	3,971	3,842	No	6/24/2022 - 9/22/2028
Retail, Wholesale and Department Store International Union and Industry Pension Fund(1)	63-0708442/ 001	Critical and Declining	Critical and Declining	Implemented	413	408	425	No	4/18/2025 - 5/22/2026
Local No. 731, I.B. of T. Pension Fund	36-6513567/ 001	Green	Green	N/A	1,129	997	852	No	5/1/2026
Other funds					9,009	8,369	8,422
Total contributions					$17,758	$16,145	$16,086
__________________
(1)Over 60% of the Company’s participants in this fund are covered by a single CBA that expires on 5/22/2026.
The Company provided more than 5% of the total contributions for the following plans and plan years:

Pension Funds	Contributions to the plan exceeded more than 5% of total contributions (as of the plan’s year-end)
National Retirement Fund	12/31/2022, 12/31/2021, and 12/31/2020
NOTE 10.    INCOME TAXES:
The components of Income Before Income Taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
United States	$254,027	$172,948	$74,002
Non-United States	15,703	17,011	23,357
	$269,730	$189,959	$97,359

The Provision for Income Taxes consists of (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Current:
Federal	$29,704	$19,663	$12,435
State and local	10,126	6,958	4,833
Non-United States	2,372	1,056	6,436
	42,202	27,677	23,704
Deferred:
Federal	10,350	13,070	1,326
State and local	2,860	3,322	311
Non-United States	1,160	4,211	(2,252)
	14,370	20,603	(615)
	$56,572	$48,280	$23,089
The Provision for Income Taxes varies from the amount determined by applying the United States Federal statutory rate to Income Before Income Taxes as a result of the following (all percentages are as a percentage of Income Before Income Taxes):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
United States statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	3.8	4.2	4.2
Foreign taxes	(0.1)	0.9	1.6
Foreign valuation allowances	—	—	(2.3)
Permanent book/tax differences	0.3	—	(0.1)
Nontaxable gain on foreign subsidiary disposition	(4.0)	—	—
Uncertain tax positions	0.5	0.1	0.4
Tax credits & other	(0.5)	(0.8)	(1.1)
Effective income tax rate	21.0%	25.4%	23.7%
The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Judgment is required in determining the effective tax rate and in evaluating the tax return positions. Reserves are established when positions are “more likely than not” to be challenged and not sustained. Reserves are adjusted at each financial statement date to reflect the impact of audit settlements, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision.

As of September 29, 2023 and September 30, 2022, the components of Deferred Income Taxes are as follows (in thousands):

	September 29, 2023	September 30, 2022
Deferred tax liabilities:
Property and equipment	$62,295	$63,148
Other intangible assets including goodwill	77,603	70,982
Rental merchandise in service	80,579	66,572
Operating Lease Right-of-use Asset	14,025	18,625
Employee compensation and benefits	10,806	14,119
Other	12,019	7,954
Gross deferred tax liability	257,327	241,400
Deferred tax assets:
Accruals and allowances	16,939	18,200
Operating lease liabilities	16,086	19,304
NOL/credit carryforward and other	6,655	2,070
Gross deferred tax asset	39,680	39,574
Net deferred tax liability	$217,647	$201,826
As of September 29, 2023 and September 30, 2022, the Company did not have a valuation allowance against deferred tax assets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	September 29, 2023	September 30, 2022	October 1, 2021
Balance, beginning of year	$2,963	$2,854	$2,560
Additions based on tax positions taken in the current year	554	109	432
Additions for tax positions taken in prior years	875	—	—
Reductions for remeasurements, settlements and payments	—	—	(138)
Balance, end of year	$4,392	$2,963	$2,854

The Company has $1.1 million, $0.2 million and $0.2 million accrued for interest and penalties as of September 29, 2023, September 30, 2022 and October 1, 2021, respectively, in the Combined Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded in "Provision for Income Taxes" on the Combined Statements of Income.

Generally, a number of years may elapse before a tax reporting year is audited and finally resolved. With few exceptions, Aramark is no longer subject to United States federal, state or local examinations by tax authorities before 2015. While it is often difficult to predict the final outcome or the timing of or resolution of a particular tax matter, Aramark does not anticipate any adjustments resulting from United States federal, state or foreign tax audits that would result in a material change to the financial condition or results of operations. Adequate amounts are established for any adjustments that may result from examinations for tax years after 2015. However, an unfavorable settlement of a particular issue may impact the Company.
NOTE 11.    SHARE-BASED COMPENSATION:
The Company had no share-based compensation plans as of September 29, 2023. Certain employees of the Company have historically participated in Aramark’s Stock Incentive Plan (“Aramark Stock Plan”).
All awards granted under Aramark Stock Plan are approved by Aramark’s Compensation Committee of the Board of Directors or another committee authorized by Aramark’s Board of Directors. As such, all related equity account balances, other than allocations of share-based compensation expense (see Note 5. Related Party Transactions and Parent Company Investment), remain at the Aramark level. The following disclosure represents share-based compensation attributable to the Company based on the awards and terms previously granted to Company employees under Aramark’s share-based payment plans and is representative of only those employees who are dedicated to the Company. Share-based compensation expense allocated to the Company for Aramark corporate employees who are not dedicated to the Company are included as a component of General Corporate Expenses. The allocation of share-based compensation expense for Aramark corporate employees was $3.9 million, $4.2 million and $3.6 million, respectively in fiscal 2023, 2022 and 2021.
The following table summarizes the share-based compensation expense (reversal) and related information for Time-Based Options (“TBOs”), Time-Based Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”) and Employee Stock Purchase Plan (“ESPP”) classified as “Selling, general and administrative expenses” on the Combined Statements of Income (in thousands).

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
TBOs	$1,125	$1,064	$2,319
RSUs(1)	8,013	8,992	8,310
PSUs(2)	866	451	—
ESPP(3)	597	2,609	1,201
	$10,601	$13,116	$11,830

Taxes related to share-based compensation	$2,568	$2,729	$2,751
__________________
(1)Share-based compensation expense for RSUs decreased during fiscal 2023 compared to fiscal 2022 due to a decrease in annual grants issued in fiscal 2023 compared to fiscal 2022 and due to an increase in the vesting period from three years to four years for fiscal 2023 grants.
(2)Share-based compensation expense related to PSUs increased during fiscal 2023 compared to fiscal 2022 due to the issuance of new 2023 PSU grants. No PSUs were issued in fiscal 2021.
(3)Share-based compensation expense related to the ESPP decreased during fiscal 2023 compared to fiscal 2022 as Aramark suspended its ESPP beginning in the second quarter of 2023.
No compensation expense was capitalized. Prior to the fourth quarter of fiscal 2020, Aramark applied a forfeiture assumption of approximately 6.4% per annum in the calculation of such expenses. During the fourth quarter of fiscal 2020, Aramark increased its estimated forfeiture assumption to 9.0% per annum based on actual forfeiture activity, which remained in effect throughout fiscal 2021, 2022 and 2023.
The below table summarizes the unrecognized compensation expense as of September 29, 2023 related to non-vested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Period (Years)
TBOs	$1,989	2.7
RSUs	9,425	2.5
PSUs	2,567	2.5
Total	$13,981
Stock Options
Time-Based Options
Aramark’s annual TBO grants for fiscal 2023 were awarded in November 2022, while Aramark’s annual TBO grants for fiscal 2022 were awarded in November 2021 and Aramark’s annual TBO grants for fiscal 2021 were awarded early in September 2020. The fiscal 2023 grants and TBO grants prior to September 2020 vest solely based upon continued employment over a four-year time period. The fiscal 2022 and 2021 TBO grants vest solely based upon continued employment over a three-year time period. All TBOs remain exercisable for 10 years from the date of grant.

The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility is based on the historic volatility of Aramark’s stock price over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations, due to the method providing a reasonable estimate in comparison to actual experience. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services.
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Expected volatility	42%	41%	41%
Expected dividend yield	1.00% - 1.19%	1.18% - 1.29%	1%
Expected life (in years)	6.25	6.00	6.00
Risk-free interest rate	3.65% - 4.21%	1.35% - 2.96%	1%
Weighted-average grant-date fair value	$16.9	$13.4	$12.4
A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 30, 2022	700	$35.48
Granted	128	$40.09
Exercised	(379)	$34.87
Forfeited and expired	(99)	$38.75
Outstanding at September 29, 2023	350	$36.89	$458	5.9
Exercisable at September 29, 2023	171	$34.83	$454	3.0
Expected to vest at September 29, 2023	158	$38.84	$4	8.7

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Total intrinsic value exercised (in thousands)	$2,040	$3,054	$2,842
Total fair value that vested (in thousands)	1,106	1,681	1,742
Time-Based Restricted Stock Units
Aramark’s annual RSU grants for fiscal 2023 were awarded in November 2022, while Aramark’s annual RSU grants for fiscal 2022 were awarded in November 2021 and Aramark’s annual RSU grants for fiscal 2021 were awarded early in September 2020. For RSU grants awarded in fiscal 2023 or prior to September 2020, the RSU agreement provides that 25% of each grant will vest and be settled in shares on each of the first four anniversaries of the grant date, subject to the participant’s continued employment with Aramark through each such anniversary. For RSU grants awarded during or subsequent to September 2020 and prior to fiscal 2023, the RSU agreement provides that 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the date of grant, subject to the participant’s continued employment with Aramark through each such anniversary. The grant-date fair value of RSUs is based on the fair value of Aramark’s common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2022	557	$35.94
Granted	231	$40.23
Vested	(266)	$35.29
Forfeited	(106)	$36.38
Outstanding at September 29, 2023	416	$38.56

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Total fair value that vested (in thousands)	$9,396	$7,084	$9,714
Performance Stock Units
Under the Aramark Stock Plan, Aramark is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Aramark’s achievement of the performance condition. During fiscal 2020, Aramark granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth, return on invested capital and a total shareholder return multiplier for the cumulative performance period of three years and the participant’s continued employment with Aramark. During fiscal 2022, Aramark granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth and a total shareholder return multiplier for the cumulative performance period of three years and the participant’s continued employment with Aramark. Aramark also granted PSUs during fiscal 2022 subject to the level of achievement of actual return on invested capital for the cumulative performance period of three years and the participant’s continued employment with Aramark. During fiscal 2023, Aramark granted PSUs subject to the level of achievement of adjusted revenue growth, cumulative adjusted earnings per share, return on invested capital and a total shareholder return multiplier for the cumulative performance period of three years and the participant’s continued employment with Aramark which was increased to four years for fiscal 2023 grants. Aramark is accounting for the fiscal 2023 grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The grant-date fair value of the PSUs is based on the fair value of Aramark’s common stock. No share-based compensation expense was recorded during fiscal 2022 or 2021 related to PSUs awards granted during fiscal 2020 as the performance targets for the awards were not met.

Performance Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2022	97	$40.17
Granted	56	$48.64
Vested	—	$—
Forfeited	(64)	$44.97
Outstanding at September 29, 2023	89	$44.53
Employee Stock Purchase Plan
On February 2, 2021, Aramark’s stockholders approved the Aramark 2021 ESPP. The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of Aramark’s common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the (i) fair market value per share of Aramark’s common stock as determined on the purchase date or (ii) fair market value per share of Aramark’s common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September, and December. Aramark suspended its ESPP beginning in the second quarter of 2023.

NOTE 12.    COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $7.4 million at September 29, 2023, primarily in connection with commitments for the purchase of raw materials from vendors.
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
The Company is involved with environmental investigation and remediation activities at some of its currently and formerly owned sites (including sites which were previously owned and/or operated by businesses acquired by the Company). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of September 29, 2023 and September 30, 2022, the Company has $6.8 million and $6.3 million, respectively, recorded as liabilities within “Accrued expenses and other current liabilities” and $17.3 million and $18.0 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Combined Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of September 29, 2023 and September 30, 2022, the Company has $12.3 million and $12.1 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Combined Balance Sheets.

On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs allege that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs seek damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. The parties continue to engage in discovery. AmeriPride has moved for summary judgment related to Cake Love. The Company believes it has numerous defenses and intends to continue to vigorously defend the action. The Company cannot predict the outcome of this legal matter, nor can it predict whether any outcome will have a material adverse effect on the combined statements of income and/or combined statements of cash flows. Accordingly, the Company has made no provisions for this legal matter in the combined financial statements.

NOTE 13.    BUSINESS SEGMENTS:
The Company manages and evaluates its business activities based on geography and, as a result, determined that its United States and Canada businesses are its operating segments. The United States and Canada operating segments both provide a full range of uniform programs, managed restroom supply services and first-aid and safety products, as well as ancillary items such as floor mats, towels and linens. The Company’s operating segments are also its reportable segments. Corporate includes administrative expenses not specifically allocated to an individual segment. The Company evaluates the performance of each operating segment based on several factors of which the primary financial measure is operating income. The accounting policies of the operating segments are the same as those described in Note 1.
COVID-19 had a negative impact on revenue, operating income, capital expenditures and other identifiable assets for all segments in fiscal 2021. The Company’s financial results began to improve during the second half of fiscal 2021 and throughout fiscal 2022 as lockdowns were lifted and operations re-opened.
Financial information by segment is as follows (in thousands):

	Fiscal Year Ended
Revenue	September 29, 2023	September 30, 2022	October 1, 2021
United States	$2,575,352	$2,447,027	$2,250,756
Canada	249,934	239,978	205,821
	$2,825,286	$2,687,005	$2,456,577

	Fiscal Year Ended
Operating Income (Loss)	September 29, 2023	September 30, 2022	October 1, 2021
United States	$303,762	$242,971	$136,293
Canada	13,707	18,008	22,740
Total Segment Operating Income	317,469	260,979	159,033
Corporate	(99,560)	(68,736)	(62,794)
Total Operating Income	$217,909	$192,243	$96,239

	Fiscal Year Ended
Reconciliation to Income Before Income Taxes	September 29, 2023	September 30, 2022	October 1, 2021
Total Operating Income	$217,909	$192,243	$96,239
Gain on Sale of Equity Investment, net	(51,831)	—	—
Interest Expense and Other, net	10	2,284	(1,120)
Income Before Income Taxes	$269,730	$189,959	$97,359

	Fiscal Year Ended
Depreciation and Amortization	September 29, 2023	September 30, 2022	October 1, 2021
United States	$125,167	$122,347	$120,941
Canada	10,819	11,484	11,727
Corporate	518	521	638
	$136,504	$134,352	$133,306

	Fiscal Year Ended
Capital Expenditures	September 29, 2023	September 30, 2022	October 1, 2021
United States	$72,353	$72,197	$84,864
Canada	5,517	4,252	5,274
	$77,870	$76,449	$90,138

Property and Equipment, net	September 29, 2023	September 30, 2022
United States	$578,997	$574,127
Canada	72,907	69,405
Corporate	12,627	6,067
	$664,531	$649,599

Total Assets	September 29, 2023	September 30, 2022
United States	$2,863,616	$2,844,010
Canada	266,804	272,976
Corporate	26,704	16,026
	$3,157,124	$3,133,012
NOTE 14.    SUBSEQUENT EVENTS:

On September 30, 2023, the Separation was completed through the Distribution of the Company’s common stock to Aramark shareholders who held shares of Aramark common stock as of the close of business on September 20, 2023, the record date for the Distribution, which resulted in the issuance of approximately 131 million shares of common stock. As a result of the Distribution, Aramark shareholders received one share of the Company’s common stock for every two shares of common stock, par value $0.01, of Aramark. On October 2, 2023, the Company began trading as an independent, publicly traded company under the stock symbol “VSTS” on the NYSE.

In connection with the Separation, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and Aramark, including, but not limited to the following:

Separation and Distribution Agreement - governs the rights and obligations of the parties regarding the distribution following the completion of the separation, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and Aramark following the Distribution, including procedures with respect to claims subject to indemnification and related matters.

Transition Services Agreement - governs services between the Company and Aramark and their respective affiliates to provide each other on an interim, transitional basis, various services, including, but not limited to, administrative, information technology and cybersecurity support services and certain finance, treasury, tax and governmental function services. The services commenced on the distribution date and terminate no later than 24 months following the distribution date.

Tax Matters Agreement - governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In addition, the Company is restricted from taking certain actions that could prevent the distribution and certain related transactions from being tax-free for U.S. federal income tax purposes, including specific restrictions on its ability to pursue or enter into acquisition, merger, sale and redemption transactions with respect to the Company’s stock.

Employee Matters Agreement - governs the allocation of liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters.

Effective as of September 30, 2023, the Company adopted the Vestis Corporation 2023 Long-Term Incentive Plan. Additionally, on November 28, 2023, the Vestis Compensation Committee adopted the Vestis’ Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, non-employee directors will be able to elect to defer all or a portion of their annual retainer, chair fees and annual equity compensation payable to the director pursuant to restricted stock unit awards or similar awards under the Vestis Corporation 2023 Long-Term Incentive Plan.
After the Separation, our Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on January 4, 2024 to shareholders of record at the close of business on December 15, 2023.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly formed public companies.

Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report regarding the effectiveness of our internal controls over financial reporting of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth information regarding the individuals who serve as executive officers of Vestis.

Name	Age	Position
Kim Scott	51	President and Chief Executive Officer
Rick Dillon	53	Executive Vice President and Chief Financial Officer
Timothy Donovan	68	Executive Vice President, Chief Legal Officer and General Counsel
Angela Kervin	49	Executive Vice President and Chief Human Resources Officer
Grant Shih	46	Executive Vice President and Chief Technology Officer
Chris Synek	56	Executive Vice President and Chief Operating Officer

Set forth below is biographical and background information relating to each executive officer’s business experience and qualifications.

Kim Scott serves as the President and Chief Executive Officer of Vestis. She joined Aramark in October 2021 to serve as President and Chief Executive Officer of Aramark Uniform Services and to prepare Vestis to be a standalone, independent public company. Previously, Ms. Scott served as Chief Operating Officer of Terminix Global Holdings, Inc. (NYSE: TMX) from January 2021 to September 2021, overseeing operations for both the residential and commercial businesses, after having served as President of Terminix Residential from December 2019 to January 2021. Prior to Terminix, she served as President of Rubicon Global from July 2018 to September 2019, a role that followed an 11-year career at Brambles Limited, which culminated in Ms. Scott serving as President, CHEP North America for four years. Early in her career, Ms. Scott gained industrial manufacturing experience at the General Electric Company (NYSE: GE) and U.S. Steel (NYSE: X). She serves as a member of the board of directors for Greif, Inc. (NYSE: GEF).

Rick Dillon serves as an Executive Vice President and the Chief Financial Officer of Vestis. Mr. Dillon joined Aramark in May 2022 to serve as Chief Financial Officer of Aramark Uniform Services and to prepare Vestis to be a standalone, independent public company. Prior to joining Aramark, Mr. Dillon served as Executive Vice President and Chief Financial Officer of Enerpac Tool Group (NYSE: EPAC) from December 2016 to April 2022. In addition to his experience at Enerpac, Mr. Dillon served as Executive Vice President and Chief Financial Officer at Century Aluminum (NASDAQ: CENX) for approximately three years. Prior to that, he held progressive leadership roles at publicly traded companies in finance and accounting, including Joy Global, Newell Brands, and Briggs and Stratton, and in public accounting. He also serves as a member of the board of directors of Adient plc (NYSE: ADNT).

Timothy Donovan serves as an Executive Vice President, Chief Legal Officer and General Counsel of Vestis. Mr. Donovan joined Aramark Uniform Services as General Counsel and Senior Vice President in January 2022. Mr. Donovan has over 40 years of experience in legal and operational leadership roles, including 20 years as a public company general counsel. From April 2009 to June 2019, Mr. Donovan served as General Counsel and in a variety of compliance and risk management roles for Caesars Entertainment Corporation (NASDAQ: CZR), the world’s largest casino and integrated resorts operator, serving as Executive Vice President, General Counsel, Chief Regulatory & Compliance Officer, and Chief Legal, Risk & Security Officer at the time he retired from Caesars. Prior to Caesars, Mr. Donovan was Executive Vice President, General Counsel and Corporate Secretary at Allied Waste Industries, Inc. (NYSE: AW) and thereafter at Republic Services, Inc. (NYSE: RSG) following its 2008 merger with Allied Waste. Mr. Donovan earlier served as Executive Vice President and General Counsel at Tenneco Inc. Mr. Donovan served 21 years as an independent director of publicly traded John B. Sanfilippo & Son, Inc. (NASDAQ: JBSS), a leading nut and snack food processor. Mr. Donovan also serves on the Board of Directors of CNE Gaming Holdings, LLC, an owner of a Cherokee Nation integrated resort and casino.

Angela Kervin serves as Executive Vice President and Chief Human Resources Officer of Vestis. Ms. Kervin became the Senior Vice President and Chief Human Resources Officer of Aramark Uniform Services in January 2023. Ms.

Kervin held a series of progressive Human Resources (“HR”) positions at Aramark Uniform Services since joining Aramark in 2010, including Vice President, Human Resources and Diversity from August 2021 to January 2023, Vice President, Human Resources from September 2020 to August 2021, and Associate Vice President, Human Resources, from June 2014 to September 2020. Prior to joining Aramark, Ms. Kervin also spent more than 15 years leading HR programs across large, distributed workforces in the multi-unit retail sector, including progressive leadership roles at Kohls (NYSE: KSS), Sports Authority, Party City and Footaction USA.

Grant Shih serves as Executive Vice President and Chief Technology Officer of Vestis. Mr. Shih joined Aramark Uniform Services in January 2023 as Senior Vice President and Chief Technology Officer. Mr. Shih has more than 24 years of technology and value-creation experience in various leadership roles. Prior to joining Aramark, Mr. Shih served as Chief Information Officer for National DCP from March 2020 to January 2023, where he managed all technology related areas, as Chief Information Officer of Encompass Digital Media, Inc. from January 2019 to March 2020, and as Vice President, Technology Services for Carter’s/OshKosh B’gosh from June 2013 to January 2019.

Chris Synek serves as Executive Vice President and Chief Operating Officer of Vestis. He joined Aramark in September 2023 to serve as Chief Operating Officer of Aramark Uniform Services. Previously, Mr. Synek served as Chief Executive Officer of Neovia Logistics from April 2021 to February 2023. He was the President, Transportation North America for XPO Logistics, Inc. (NYSE: XPO) from July 2017 to March 2021. Mr. Synek spent the first 16 years of his career developing uniform, laundry and workplace services experience at Cintas Corporation (NASDAQ: CTAS), eventually moving on to increasing roles of responsibility at Allied Waste Industries and Republic Services (NYSE: RSG) (2005-2013) and Tervita Corporation (2014-2017).

Board of Directors

Name	Age	Position
Phillip Holloman	68	Director, Chairman
Doug Pertz	69	Director, Vice Chairman
Richard Burke	59	Director
Tracy Jokinen	54	Director
Lynn McKee	68	Director
Kim Scott	51	Director, President and Chief Executive Officer
Mary Anne Whitney	60	Director
Ena Williams	54	Director

Director Biographies

Kim Scott’s biography is set forth above under the section titled “Executive Officers.” Ms. Scott has developed valuable business, management and leadership experience, and is the President and Chief Executive Officer of Vestis. Ms. Scott is able to use her experience and knowledge to contribute key insights into strategic, management and operational matters to our Board of Directors.

Phillip Holloman retired from Cintas as president and chief operating officer in 2018. Other roles during his 22-year career with Cintas included rental division president and chief operating officer, senior vice president of global supply chain management, executive champion of Six Sigma Initiatives, vice president of distribution/production planning and vice president of engineering and construction. Mr. Holloman is a founding member of Cintas’ diversity committee and received the Excalibur Award, the company’s highest distinction reserved for business executives who demonstrate excellence during their tenure. He serves as a member of the board of directors for Pulte Group (NYSE: PHM) and the BlackRock Fixed Income Board and was previously a member of the board of directors for Rockwell Automation (NYSE: ROK). In addition, Mr. Holloman serves as a member of the board of directors for the Urban League of Greater Southwestern Ohio and on the board of trustees for the University of Cincinnati. Mr. Holloman is well qualified to serve on our Board of Directors because of his extensive industry and senior management experience and deep knowledge of corporate strategy and operations.

Doug Pertz previously served as the executive chairman of the board of The Brink’s Company (NYSE: BCO), a global leader in total cash management and secure logistics, until his retirement in May 2023. Mr. Pertz also served as the president, chief executive officer and a member of the board of The Brink’s Company from June 2016 to May 2022. Prior to Brink’s, he served as president and chief executive officer of Recall Holdings, having led Recall from its initial public offering in 2013 to the strategic sale of the business in 2016. He previously also served as chief executive officer of several other public companies, including IMC Global (predecessor to Mosaic Co. (NYSE: MOS)) and Culligan Water Technologies. Mr. Pertz currently serves on the board of directors for Advance Auto Parts (NYSE: AAP) and Vital Records Control. Mr. Pertz is well qualified to serve on our Board of Directors because of his operational expertise in branch and route-based logistics, business-to-business services, channel and brand marketing and growth through acquisition.

Richard Burke previously served as chairman of the board and chief executive officer of Advanced Disposal Services, Inc. (NYSE: ADSW), an integrated environmental services company, from 2012 to 2020. Prior to that role, he served as president and chief executive officer of Veolia Environmental Services North America Corp., a solid waste and hazardous waste management company, from 2009 to 2012, and as president of Veolia ES Solid Waste, from 2007 to 2009. Mr. Burke currently serves on the board of U.S. Infrastructure Company, an underground utility locating business owned by Partners Group. Mr. Burke is well qualified to serve on our Board of Directors because of his extensive industry and senior management experience and deep knowledge of corporate strategy, operations and finance.

Tracy Jokinen has over 30 years of finance and accounting experience across various global industries, where she focused on accelerating profitable growth and business transformation in her role as chief financial officer for both public and private companies. Most recently, Ms. Jokinen was executive vice president and chief financial officer of Vyaire Medical, a medical device company, from March 2020 to January 2022. She previously held the role of executive vice president and chief financial officer at Acelity, from June 2017 until it was acquired by 3M (NYSE: MMM) in October 2019. She also served as chief financial officer of G&K Services, a publicly traded uniform services company, from 2014 until it was acquired by Cintas (NDAQ: CINTAS) in 2017. Ms. Jokinen currently sits on the board of directors at Alamo Group (NYSE: ALG), Array Technologies (NDAQ: ARRY), and Candela Corporation. Ms. Jokinen is well qualified to serve on our Board of Directors because of her experience in the uniform service industry and her financial and board-level experience with publicly traded companies.

Lynn McKee most recently served as executive vice president and chief human resources officer for Aramark from 2004 to 2022, where she led the initial human resources strategy related to the spinoff of AUS as a member of the executive leadership team. Prior to this role, Ms. McKee held several key positions for Aramark from 1980 to 2004, including director of employee relations, vice president for corporate human resources, where she was responsible for executive development and compensation, and senior vice president for human resources of Aramark Global Food, Hospitality and Facility Services. In addition, Ms. McKee led Aramark’s corporate communications, diversity, equity and inclusion, sustainability, community relations, corporate real estate and air and meeting services. Ms. McKee is currently a member of the board of directors of WSFS Financial Corporation (NASDAQ: WSFS). Ms. McKee is well qualified to serve on our Board of Directors because of her extensive corporate experience in employment, compensation and benefits matters at the regional, national and international levels. In addition to her expertise in human resources, Ms. McKee brings crisis management, corporate governance, executive leadership and public company oversight skills.

Mary Anne Whitney has served as executive vice president and chief financial officer of Waste Connections (NYSE: WCN) since February 2021 and has more than 25 years of deep financial expertise. During her 17-year tenure at Waste Connections, Ms. Whitney has held executive-level finance roles, each with increased responsibilities, including senior vice president and chief financial officer from July 2018 to February 2021, senior vice president of finance, vice president of finance and director of finance. Previously, Ms. Whitney held various finance positions at Wheelabrator Technologies. Ms. Whitney is well qualified to serve on our Board of Directors because of her financial experience with publicly traded companies.

Ena Williams has served as chief operating officer of Casey’s General Stores (NASDAQ: CASY), one of the leading convenience store chains in the United States, since June 2020. She is responsible for store operations, supply chain, fuel operations, real estate, procurement and construction and maintenance. Prior to this role, Ms. Williams served as the chief executive officer and member of the board of directors of National HME, a technology enabled medical equipment provider, from January 2019 to March 2020. Ms. Williams also served as senior vice president and head of international operations for 7-Eleven, where she led the global growth strategy and had profit and loss responsibilities. Ms. Williams also held several positions in operations, retail, finance and planning for Mobil Oil Corporation and ExxonMobil Corporation (NYSE: XOM). Ms. Williams currently serves on the board of advisors for the Robert B. Rowling Center for Business Law and Leadership, at the SMU Dedman School of Law. She also serves on the board of directors for Children

International and on the Dallas leadership committee for St. Jude. Ms. Williams is well qualified to serve on our Board of Directors because of her operational expertise and extensive industry and senior management experience.

Our amended and restated certificate of incorporation provides that, until the third annual stockholder meeting following our separation from Aramark, our Board of Directors will be divided into three classes, designated Class I, Class II and Class III, as nearly equal in number as reasonably possible. The directors designated as Class I directors have terms expiring at the first annual meeting of stockholders following the separation, and will be up for re-election at that meeting for a two-year term to expire at the third annual meeting of stockholders following the separation. The directors designated as Class II directors have terms expiring at the second annual meeting of stockholders following the separation and will be up for re-election at that meeting for a one-year term to expire at the third annual meeting of stockholders following the separation. The directors designated as Class III directors have terms expiring at the third annual meeting of stockholders following the separation. Commencing with the third annual meeting of stockholders following the separation, directors will be elected annually and for a term of office to expire at the next annual meeting of stockholders, and our Board of Directors will thereafter no longer be divided into classes. Before our Board of Directors is declassified, it would take at least two annual meeting of stockholders to be held for any individual or group to gain control of our Board of Directors.

Lynn McKee and Doug Pertz are Class I directors, Tracy Jokinen, Mary Anne Whitney and Ena Williams are Class II directors and Richard Burke, Phillip Holloman and Kim Scott are Class III directors.

Director Independence

Providing objective, independent judgment is at the core of our Board of Directors’ oversight function. Our Corporate Governance Guidelines (the “Corporate Governance Guidelines”) set forth certain criteria to assess the independence of directors of Vestis. Under the Corporate Governance Guidelines, which conform to the corporate governance listing standards of the NYSE, a director will not be considered “independent” unless our Board of Directors affirmatively determines that the director has no direct or indirect material relationship with Vestis or any of its subsidiaries. The Corporate Governance Guidelines contain a list of all categories of material relationships affecting the determination of a director’s independence. Any relationship that falls below a threshold set forth in the Corporate Governance Guidelines, or is not otherwise listed in the Corporate Governance Guidelines, will be deemed to be an immaterial relationship.

Our Board of Directors affirmatively determined that a majority of the directors of Vestis are independent under the Corporate Governance Guidelines.

Committees of the Board of Directors

Our Board of Directors has the following committees, each of which operate under a written charter that is posted to our website: the Audit Committee, the Compensation and Human Resources Committee and the Nominating, Governance and Corporate Responsibility Committee.

Audit Committee

The Audit Committee was established in accordance with Rule 10A-3 under the Exchange Act and the listing rules of the NYSE. The responsibilities of the Audit Committee are more fully described in the Audit Committee charter. These responsibilities include:

•preparing the audit committee report required by the SEC to be included in our proxy statement;
•assisting our Board of Directors in overseeing and monitoring the quality and integrity of our financial statements;
•overseeing our management of enterprise risk and monitoring our compliance with legal and regulatory requirements; and
•overseeing the work of our internal auditors and the qualifications, independence and performance of our independent registered public accounting firm.

Tracy Jokinen, Richard Burke, Doug Pertz and Mary Anne Whitney are the members of the Audit Committee. Ms. Jokinen is the Audit Committee Chair. Our Board of Directors determined that each member of the Audit Committee is financially literate as contemplated by the NYSE rules and that each member of the Audit Committee are “audit committee financial experts” for purposes of the rules of the SEC. In addition, our Board of Directors determined that each of the members of the Audit Committee are independent, as defined by the rules of the NYSE, Section 10A(m)(3) of the Exchange Act, and in accordance with the Corporate Governance Guidelines.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee has the responsibilities set forth in the Compensation and Human Resources Committee charter. These responsibilities include:

•setting our compensation program and compensation of our executive officers and recommending the compensation program for our directors;
•oversee the administration of equity-based compensation plans;
•preparing the compensation committee report required to be included in our proxy statement and annual report under the rules and regulations of the SEC; and
•overseeing our culture, human capital management and diversity, equity, and inclusion.

Doug Pertz, Tracy Jokinen and Ena Williams are the members of the Compensation and Human Resources Committee. Mr. Pertz is the Chair of the Compensation and Human Resources Committee. Our Board of Directors determined that each member of the Compensation and Human Resources Committee is independent, as defined by the rules of the NYSE and in accordance with the Corporate Governance Guidelines. In addition, the members of the Compensation and Human Resources Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.

Nominating, Governance and Corporate Responsibility Committee

The Nominating, Governance and Corporate Responsibility Committee has the responsibilities set forth in the Nominating, Governance and Corporate Responsibility Committee charter. These responsibilities include:
•identifying individuals qualified to become new members of our Board of Directors, consistent with criteria established by the committee;
•making recommendations to the Board of Directors regarding the candidates for all directorships to be filled by the Board of Directors or the stockholders;
•recommending the directors to serve on committees of the Board of Directors and reviewing and recommending changes to the structure and operation of the committees of the Board of Directors;
•reviewing and recommending to our Board of Directors applicable corporate governance guidelines;
•overseeing the evaluation of our Board of Directors;
•overseeing our Environmental, Social and Governance activities; and
•handling such other matters that are specifically delegated to the Nominating, Governance and Corporate Responsibility Committee by our Board of Directors from time to time.

Richard Burke, Phillip Holloman and Ena Williams are the members of the Nominating, Governance and Corporate Responsibility Committee. Mr. Burke is the Chair of the Nominating, Governance and Corporate Responsibility Committee. Our Board of Directors has determined that each member of the Nominating, Governance and Corporate Responsibility Committee is independent, as defined by the rules of the NYSE and in accordance with the Corporate Governance Guidelines.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 29, 2023, we were not an independent company and did not have a compensation committee or any other committee serving a similar function. Decisions as to the compensation of those who currently serve as our executive officers were made by Aramark, as described in “Item 11. Executive Compensation.”

Corporate Governance

Corporate Governance Guidelines

Our commitment to good corporate governance is embodied in the Corporate Governance Guidelines. The Corporate Governance Guidelines set forth our Board of Directors’ views and practices regarding a number of governance topics, and the Nominating, Governance and Corporate Responsibility Committee assesses the Corporate Governance Guidelines on an ongoing basis in light of current practices. The Corporate Governance Guidelines are available on our website at www.vestis.com. Printed copies of the Corporate Governance Guidelines may be obtained, without charge, by contacting the Corporate Secretary, Vestis Corporation, 500 Colonial Center Parkway, Suite 140, Roswell, Georgia 30076; telephone: (470) 226-3655.

The Vestis website and the information contained therein or connected thereto are not incorporated into this Annual Report, or in any other filings with, or any information furnished or submitted to, the SEC.

Board of Directors Structure and Leadership

Our Board of Directors manages and directs the business and affairs of Vestis, as provided by Delaware law, and conducts its business through meetings of the Vestis Board of Directors and three standing committees: the Audit Committee, the Compensation and Human Resources Committee and the Nominating, Governance and Corporate Responsibility Committee.

Our Board of Directors’ goal is to achieve the best board leadership structure for effective oversight and management of our affairs. Our Board of Directors believes there is no single, generally accepted approach to providing effective board leadership, and that each leadership structure must be considered in the context of the individuals involved and the specific circumstances facing a company. Accordingly, what our Board of Directors believes is the right board leadership structure for us may vary as circumstances warrant.

Our Board of Directors is led by its Chairman, Phillip Holloman, and its Vice Chairman, Doug Pertz. We expect that stockholders’ interests will be protected by effective and independent oversight of management. Our Board of Directors has determined that, at this time, having separate directors serve as Chairman and Chief Executive Officer is the best board organization for us. Additionally, six out of eight directors are independent as defined by the listing standards of the NYSE and the Corporate Governance Guidelines. Each of our Board of Directors’ three standing committees—the Audit Committee, the Compensation and Human Resources Committee and the Nominating, Governance and Corporate Responsibility Committee—are comprised solely of independent directors.

Board of Directors Assessment

Our Board of Directors is focused on enhancing its performance through a rigorous assessment process of the effectiveness of itself and its committees in order to increase stockholder value. Our Board of Directors will conduct a self-evaluation of its performance that will solicit input and perspective from all of our directors on various matters, including:

•the effectiveness of the Board of Directors and its operations;
•the Board of Directors’ leadership structure;
•the Board of Directors’ composition, including the directors’ capabilities, experiences and knowledge;
•the quality of Board of Directors’ interactions; and
•the effectiveness of the committees of the Board of Directors.

As set forth in its charter, the Nominating, Governance and Corporate Responsibility Committee oversees our Board of Directors and committee evaluation process. Annually, the Nominating, Governance and Corporate Responsibility Committee will determine the appropriate form of evaluation and consider the design of the process to ensure it is both meaningful and effective. Our Board of Directors’ evaluation process will include engagement of an external, independent third-party advisor to conduct periodic evaluations. The results of our Board of Directors’ self-evaluation will be presented by the Chair of the Nominating, Governance and Corporate Responsibility Committee to the full Board of Directors. As part of the evaluation, our Board of Directors will assess the progress in the areas targeted for improvement in the previous year’s self-evaluation, and development actions to be taken to enhance the Board of Directors’ effectiveness over the next year. Each committee will conduct an annual self-evaluation of its performance through a similar process.

Director Nomination Process

Stockholder Recommendations for Director Nominees

To recommend a candidate for consideration by the Nominating, Governance and Corporate Responsibility Committee, a stockholder should submit a written statement of the qualifications of the proposed nominee, including full name and address, to: Vestis Corporation, Nominating, Governance and Corporate Responsibility Committee, c/o Corporate Secretary, 500 Colonial Center Parkway, Suite 140, Roswell, Georgia 30076. The written submission should comply with all requirements set forth in our amended and restated certificate of incorporation and amended and restated bylaws. The committee will consider all candidates recommended by stockholders in compliance with the foregoing procedures and who satisfy the minimum qualifications for director nominees and Board of Directors member attributes.

Stockholder Nominations

Our amended and restated certificate of incorporation and amended and restated bylaws provide that any stockholder entitled to vote at an annual meeting of stockholders may nominate one or more director candidates for election at that annual meeting by following certain prescribed procedures. The stockholder must provide to our Corporate Secretary timely written notice of the stockholder’s intent to make such a nomination or nominations. In order to be timely, the stockholder must provide such written notice not earlier than the 120th day and not later than the 90th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be so delivered not earlier than the close of business on the 120th day prior to the date of such annual meeting and not later than the close of business on the later of the 90th day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the tenth day following the day on which public announcement of the date of such meeting is first made. The notice must contain all of the information required in our amended and restated certificate of incorporation and amended and restated bylaws. Any such notice must be sent to our principal executive offices: Vestis Corporation, c/o Corporate Secretary, 500 Colonial Center Parkway, Suite 140, Roswell, Georgia 30076.

Role of the Nominating, Governance and Corporate Responsibility Committee

The Nominating, Governance and Corporate Responsibility Committee will not set specific, minimum qualifications that directors must meet in order for the Nominating, Governance and Corporate Responsibility Committee to recommend them to our Board of Directors. Rather, it believes that directors and director candidates should be evaluated based on their individual merits, taking into account our needs and the composition of our Board of Directors. In nominating a slate of directors, the Nominating, Governance and Corporate Responsibility Committee’s objective will be to select individuals with skills and experience that can be of assistance in operating our business and providing effective oversight of our strategy and management. The Nominating, Governance and Corporate Responsibility Committee will consider candidates recommended by stockholders and all candidates will be evaluated in the same manner regardless of who recommended such candidate for nomination. When reviewing the qualifications of potential director candidates, the Nominating, Governance and Corporate Responsibility Committee will consider:

•whether individual directors possess the following personal characteristics: integrity, education, accountability, business judgment, business experience, reputation and high performance standards; and
•all other factors it considers appropriate, which may include accounting and financial expertise; industry knowledge; experience in compensation, human resources and culture; strategy development experience; chief executive officer and senior management leadership experience; prior public company board service; international operations experience; corporate finance and capital markets experience; mergers and acquisitions and business development experience; supply chain experience; information technology and cybersecurity experience; experience in research and development and innovation; both traditional and digital marketing and sales experience; experience with disruptive risk and innovation; age, gender and ethnic and racial background; civic and community relationships; existing commitments to other businesses; potential conflicts of interest with other pursuits; legal considerations, such as antitrust issues; and the size, composition and combined expertise of our existing Board of Directors.

Our Board of Directors believes that, as a whole, it should strive to possess the following core competencies: accounting and finance, management, crisis response, industry knowledge, international leadership and strategy/vision, among others. While our Board of Directors does not have a formal policy with regard to diversity, the Nominating, Governance and Corporate Responsibility Committee and the Board of Directors will strive to ensure that our Board of Directors is composed of individuals who together possess a breadth and depth of experience relevant to our Board of Directors’ oversight of our business and strategy and a diversity of backgrounds and perspective in order to effectively understand the needs of our employees, clients and customers. The Corporate Governance Guidelines provide that, except as may be approved by the Nominating, Governance and Corporate Responsibility Committee, no person may serve as a non-employee director if he or she would be 75 years or older at the commencement of such term as a director.

Oversight of Risk Management

Role of the Board of Directors and Committees. Our management is responsible for day-to-day risk management activities. Our Board of Directors, acting directly and through its committees, is responsible for the oversight of our risk management.

The Audit Committee periodically reviews our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. In addition, the Audit Committee reviews risks related to compliance with ethical standards, including our Business Conduct Policy (discussed below), our approach to enterprise risk management and operational risks, including those related to information security and system disruption. With respect to cybersecurity, the Audit Committee monitors our cybersecurity risk profile, receives periodic updates from management on all matters related to cybersecurity and reports out to our full Board of Directors. Through regular meetings with management, including the accounting, finance, legal, information technology and internal audit functions, the Audit Committee reviews and discusses the risks related to its areas of oversight and reports to our Board of Directors with regard to its review. The Compensation and Human Resources Committee oversees compensation-related risk management. The Nominating, Governance and Corporate Responsibility Committee oversees risks associated with the structure of our Board of Directors and other corporate governance policies and practices. The Compensation and Human Resources and Nominating, Governance and Corporate Responsibility Committees also regularly report their findings to our Board of Directors.

Our Chief Executive Officer and other executive officers regularly report to the non-executive directors and the Audit, the Compensation and Human Resources and the Nominating, Governance and Corporate Responsibility Committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. In addition, our Board of Directors receives periodic detailed operating performance reviews from management. Our Vice President of Internal Audit reports functionally and administratively to our Chief Financial Officer and directly to the Audit Committee. We believe that the leadership structure of our Board of Directors provides appropriate risk oversight of our activities.

Risk assessment of compensation programs. With respect to our compensation policies and practices, our management will review its policies and practices to determine whether they create risks that are reasonably likely to have a material adverse effect on us. In connection with this risk assessment, management reviews the design of our compensation and benefits programs (in particular, our performance-based compensation programs) and related policies, potential risks that could be created by the programs, and features of our programs that help mitigate risk. Among the factors that are considered are an effective balance between the cash and equity mix and short- and long-term focus; the use of multiple performance metrics; substantial stock ownership guidelines; a clawback policy; an anti-hedging policy; and independent committee oversight of the compensation programs.

Code of Ethics for Senior Financial Officers and Business Conduct Policy

We maintain a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior financial officers. The code requires our senior financial officers to engage in and promote honest and ethical conduct and produce full, fair, accurate, timely and understandable disclosure in reports and other documents we file with the Securities and Exchange Commission and in other public communications. Our senior financial officers may not, among other things, take any action to fraudulently influence, coerce, manipulate or mislead our independent public accountants for the purpose of rendering our financial statements materially misleading. The code promotes compliance with applicable laws, prompt internal reporting of violations and accountability for adherence to the code.

We also maintain a Business Conduct Policy that applies to all our employees and sets forth our policies and expectations on a number of topics, including conflicts of interest, confidentiality, compliance with laws (including insider trading laws), preservation and use of our assets, and business ethics. The Business Conduct Policy sets forth procedures for addressing potential conflicts of interest (or the appearance of a conflict of interest) and for the confidential communication and handling of issues regarding accounting, internal control and auditing matters.

We also maintain an Ethics Hotline telephone number (the “Hotline”) for Vestis teammates as a means of raising concerns (including concerns about potential violations of the Business Conduct Policy). The Hotline is available to all teammates worldwide. Teammates using the Hotline may choose to remain anonymous, and all inquiries are kept confidential to the extent practicable in connection with the investigation of an inquiry. All Hotline inquiries are forwarded to our legal department for investigation. The Audit Committee is informed of any reported matters, whether through the Hotline or otherwise, that could potentially be significant to us, including accounting, internal control or auditing matters, or any fraud involving management or persons who have a significant role in our internal controls.

Any waivers from any provisions of the Business Conduct Policy for executive officers and directors are promptly disclosed to stockholders by posting at the website address set forth below. In addition, certain amendments to the Business Conduct Policy, as well as any waivers from certain provisions of the Corporate Governance Guidelines given to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer, are posted at the website address set forth below. We intend to satisfy the requirements of Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website as set forth below.

The Code of Ethics for Senior Financial Officers and Business Conduct Policy are available on our website at www.vestis.com.

Printed copies of the Code of Ethics for Senior Financial Officers and Business Conduct Policy may be obtained, without charge, by contacting the Corporate Secretary, Vestis Corporation, 500 Colonial Center Parkway, Suite 140, Roswell, Georgia 30076; telephone: (470) 226-3655.

Communications with Directors

Our Board of Directors is committed to meaningful engagement with our stockholders and welcomes input and suggestions. Stockholders and other interested parties wishing to contact the Chairman or the non-management directors as a group are able to do so by sending a written communication to the attention of the Chairman, c/o Vestis Corporation, Corporate Secretary’s Office, 500 Colonial Center Parkway, Suite 140, Roswell, Georgia 30076.

Communications addressed to our Board of Directors or to a member of our Board of Directors are distributed to the Board of Directors or to any individual director or directors as appropriate, depending upon the facts and circumstances outlined in the communication.

The Corporate Secretary’s office submits to the Board of Directors all communications received, but in all cases excluding those items that are not related to Board of Directors duties and responsibilities, such as junk mail and mass mailings.

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of the Company and persons who own more than 10% of the Company’s common stock are required to file reports with the SEC under Section 16(a) of the Securities Exchange Act of 1934, disclosing the amount and nature of their beneficial ownership in common stock, as well as changes in that ownership. Based on our review of Section 16(a) filings, none of our directors or executive officers or persons who were the beneficial owners of more than 10% of our common stock failed to timely file any report required by Section 16(a) during fiscal 2023.
Item 11.    Executive Compensation.
Compensation Discussion and Analysis

As of September 29, 2023, we were a subsidiary of Aramark and were not yet an independent company and our compensation committee was not yet been formed. Following the Separation, we have our own executive officers and our own Compensation and Human Resources Committee of our Board of Directors (the “Vestis Compensation Committee”). The following individuals serve as executive officers of Vestis in the positions set forth below effective as of the Separation and are considered our named executive officers for our 2023 fiscal year:
•Kim Scott, President and Chief Executive Officer
•Rick Dillon, Executive Vice President and Chief Financial Officer
•Timothy Donovan, Executive Vice President, Chief Legal Officer and General Counsel
•Angela Kervin, Executive Vice President and Chief Human Resources Officer
•Grant Shih, Executive Vice President and Chief Technology Officer

The following sections of this Compensation Discussion and Analysis describe Aramark’s executive compensation philosophy, the executive compensation program elements applicable to the Aramark named executive officers for fiscal 2023, and certain Aramark executive compensation plans, policies and practices, as well as certain aspects of our anticipated executive compensation arrangements following the Separation.

For purposes of this section, as a general matter, references to “named executive officers” or “NEOs” are to Aramark’s named executive officers, and references to “our named executive officers” or “Vestis NEOs” refer to the executive officers of Vestis identified above. Since the Vestis named executive officers are not Aramark named executive officers, some of the information described herein is not directly applicable to the determinations of their historic compensation, and we have sought to note that where relevant.

Aramark’s Executive Compensation Design

Aramark’s executive compensation program is designed to retain and motivate executives and reward achievement of Aramark’s performance goals aligned with value created for its shareholders. This is important because its performance is very much dependent on the talents, skills and engagement of its leadership team. Aramark generally measures its performance by growth in sales, earnings and free cash flow, and these metrics are reflected in its incentive plans. By focusing on these performance metrics, Aramark believes its incentive plans will drive broader shareholder value creation. Aramark ties its executives’ long-term interests with those of its shareholders through equity compensation awards in respect of Aramark common stock. The equity is typically delivered in the form of performance stock units (“PSUs”), stock options and restricted stock units (“RSUs”). PSUs typically have made up 50% of the grant to provide value only to the extent long-term performance objectives are achieved. Aramark’s executives are also measured by their individual contributions to Aramark’s success, and this is a consideration in base salary adjustment decisions. We expect to follow the design of Aramark’s executive compensation program as of immediately following the Separation although the make-up of the mix of long-term incentive equity awards will differ where all Vestis’ executive officers will receive the annual long-term incentive equity awards in the form and mix of PSUs (50%), stock options (25%) and RSUs (25%) for fiscal 2024.

Aramark’s Executive Compensation Principles and Operating Framework

Aramark’s executive compensation program is overseen by its Compensation and Human Resources Committee, a committee of the Board of Directors of Aramark (the “Aramark Compensation Committee”) to support Aramark’s business strategy. The following are the compensation principles and operating framework of its executive compensation program for fiscal 2023, which are the principles and operating framework of our compensation policy for our executive officers following the Separation:

Executive Compensation Guiding Principles
Pay for Performance	Shareholder Alignment	Attract and Retain Key Talent
The vast majority of executive pay is at-risk and performance-based with metrics aligned to Aramark’s strategy and long-term shareholder value creation. Aramark’s approach strikes a balance between achieving both short- and long-term performance objectives.

Programs align executives’ interests with those of its shareholders. The majority of executive pay is provided through equity and linked to stock price. Aramark also maintains stock ownership guidelines for all named executive officers reinforced with conditional holding requirements for executives who have not met their guideline.

Aramark provides competitive pay and benefits to attract and retain talented, high-performing executives with specific skill sets and relevant experience to drive Aramark’s business, create shareholder value and develop future leaders.

General Executive Compensation Operating Framework
Risk Management	Governance Considerations	Affordability/Shareholder Dilution
Aramark manages risk in incentive programs, while ensuring alignment between pay and performance, and with shareholder interests.	Aramark considers applicable requirements, as well as its corporate values and behavioral expectations, in designing its incentive structures and making compensation decisions.	Aramark conducts recurring reviews that balance goals and objectives of the program with fiscal soundness and shareholder dilution.
Executive Compensation Program and Practices Overview

Aramark’s executive compensation program adheres to the following high governance standards, which we adhere to following the Separation.

What We Do	What We Don’t Do
✓ Risk Mitigation – Multiple metrics and measurement periods in incentives mitigate risk that executives will be motivated to pursue results related to one metric
✓ Compensation Recoupment Policy – Robust “clawback” policy for pay in certain circumstances
✓ Stock Ownership Guidelines – Aramark’s NEOs and directors are subject to ownership guidelines with conditional holding requirements
✓ Double-Trigger Change-in-Control Provisions – Both a change-in-control and termination are required for equity vesting acceleration and other benefits to apply
✓ Annual Say-on-Pay Vote – Aramark seeks annual shareholder feedback on our executive pay program and directly engages with its shareholders on executive pay matters
✓ Annual Evaluation – Aramark annually reviews its executive pay program to ensure it continues to align with market
✓ Independent Advisor – Independent consultant provides advice directly to the Aramark Compensation Committee
✓ Multiple LTI Vehicles – Use of PSUs, stock options, and RSUs provides a balanced approach that focuses executives on key financial achievements (PSUs), direct shareholder alignment (stock options), and retention and alignment with shareholders (RSUs)

x No Guaranteed Bonuses – Aramark’s annual bonus plans are performance-based and do not include any minimum payment levels or guarantees
x No Executive Pensions or Supplemental Executive Retirement Plan
x No Hedging and Restriction on Pledging – Aramark prohibits directors and employees from engaging in hedging and prohibits directors and named executive officers from pledging Aramark shares without specific pre-approval[1]
x No Dividends on Unvested Equity Awards – Aramark does not pay dividends or dividend equivalents on equity awards prior to vesting
x No Repricing or Exchange of Underwater Stock Option
x No Tax Gross-Ups – Aramark does not provide gross-ups on benefits or perquisites in any employment agreements
x No Recycling of Shares withheld for taxes

__________________
(1) There are certain limited exceptions to the prohibition on hedging and requirements with respect to pledging.

Detailed Compensation Program Discussion

Compensation Program Design

Overview of Aramark’s Compensation Components

As illustrated below, the principal components of Aramark’s executive compensation program for fiscal 2023 are base salary, an annual cash incentive and long-term equity incentives, which will be the principal components of our executive compensation program following the Separation although the make-up of the mix of long-term incentive equity awards will differ where all Vestis’ executive officers will receive the annual long-term incentive equity awards in the form and mix of PSUs (50% with performance measures linked directly to Vestis’ strategic operating plan), stock options (25%) and RSUs (25%) which vest over three years for fiscal 2024.

Element	Vehicle/Description	Link to Aramark Strategy
Base Salary	•Cash •Base salaries are determined based on scope of responsibility, experience and performance	•To attract and compensate high-performing and experienced leaders at a competitive level based on market (both internal and external)
Annual Incentives	•Cash •100% evaluated on a formulaic basis relative to pre-established financial performance goals	•To motivate and reward executives for achieving annual corporate, business, and function goals in key areas of financial performance
Fiscal 2023 Long-Term Incentives (“LTI”) granted in 2022	•Performance Stock Units: CEO – 50% Other NEOs – 30%
•Focuses executives on the achievement of specific long-term performance goals directly aligned with Aramark’s strategic operating plans. PSUs cliff vests (if earned) after four years.
•60% of PSUs are earned based on three-year compound adjusted revenue growth performance (20%), three-year cumulative adjusted earnings per share performance (20%) and fiscal 2025 return on invested capital performance (20%)
•40% of PSUs are earned based on three-year total shareholder return performance relative to the performance peer group

•Stock Options: CEO – 30% Other NEOs – 30%
•Directly aligns the interests of executives with shareholders. Stock options only have value for executives if performance results in stock price appreciation after the grant date. Vests equally over four years.

•Restricted Stock Units: CEO – 20% Other NEOs – 40%	•Strengthens key executive retention to promote executive team consistency and successful execution of long-term strategies. Vests equally over four years.

Base Salary

Base salary reflects the value of the executive position and attributes the executive brings to the position, including tenure, experience, skill level and performance. The Vestis Compensation Committee will review annual base salaries for our executive officers each year in order to ensure alignment with current market levels. The Vestis Compensation Committee will take into account numerous factors when making its determination, including the executive officer’s experience relative to industry peers, competitive market data, time in his or her position, individual performance, future potential and leadership qualities. The 2023 annual base salary of each Vestis named executive officer is set forth in the table below.

Vestis Executive Officer	Job Title	2023 Salary
Kim Scott	President, CEO	$775,000
Rick Dillon(1)	EVP, CFO	$618,000
Timothy Donovan(2)	EVP, CLO, General Counsel	$525,000
Angela Kervin(3)	EVP, CHRO	$450,000
Grant Shih	EVP, CTO	$380,000
__________________
(1) Reflects Mr. Dillon’s salary effective December 17, 2022, reflecting a merit increase of +3.0% over his previous annual base salary of $600,000.
(2) Reflects Mr. Donovan’s salary effective December 17, 2022, reflecting a merit increase of +5.0% over his previous annual base salary of $500,000.
(3) Reflects Ms. Kervin’s salary effective January 1, 2023, upon her promotion to Chief Human Resources Officer. Prior to that her annual base salary was $290,732 effective December 17, 2022 reflecting a merit increase of +6.0% over her previous annual base salary of $274,275.

Ms. Scott’s annual base salary increased to $850,000 upon the Separation per the terms of the Scott Offer Letter (which is independent of further compensation actions taken by the Compensation Committee in the first quarter of fiscal 2024 in connection with its annual compensation review for all executive officers, pursuant to which her base salary was increased to $925,000 effective upon date of Separation).

Target Annual Incentives

Aramark’s annual cash incentive is designed to drive and reward performance and is based on financial objectives established by the Aramark Compensation Committee at the beginning of each fiscal year. The incentive targets for each of Aramark’s named executive officers are established based on market competitive data (see “—Market Benchmarking”) related to each executive’s role. Annual incentive targets as a percentage of base salary are provided in the table below. Actual earned payouts can vary from 0% to 200% of target.

Similar to Aramark, we will administer an annual incentive plan designed to reward the achievement of specific financial objectives results measured over one fiscal year (or, as applicable, a portion of a fiscal year). Each Vestis named executive officer is assigned an annual incentive target expressed as a percentage of base salary which is expected to be established based on market competitive data. The specific target bonus for each of our named executive officers for fiscal year 2023 under the Aramark annual incentive plan is listed in the table below.

		Fiscal 2023
Vestis Executive Officer	Job Title	Target
Kim Scott	President, CEO	100%
Rick Dillon	EVP, CFO	75%
Timothy Donovan	EVP, CLO and General Counsel	60%
Angela Kervin(1)	EVP, CHRO	35%/ 60%
Grant Shih(2)	EVP, CTO	50%
__________________
(1) The amount of award for fiscal 2023 is subject to pro ration based on the effective date of Ms. Kervin’s promotion effective January 1, 2023. For periods prior to January 1, 2023, Ms. Kervin’s target bonus percentage of her annual base salary was 35%.
(2) The amount of award for fiscal 2023 is subject to pro ration based on the effective date of Mr. Shih’s employment of January 9, 2023.

Ms. Scott’s target annual bonus increased to 125% of base salary upon the Separation and approval of Vestis’ Board of Directors, as set forth in the Scott Offer Letter.

Fiscal 2023 Annual Incentive Outcomes

The Aramark annual incentive plan for fiscal 2023 for the Vestis NEOs used the same performance metrics that were used for Aramark NEOs, except that they were measured against the performance of the Aramark Uniform Services business rather than Aramark as a whole. The performance metrics below are not reconcilable to Vestis’ GAAP results as they are based on the results of the Aramark Uniform Services business as a segment of Aramark and as reported by Aramark. These are not presented as a measure of financial performance of Vestis.

__________________
(1) Net New Sales is an internal Aramark statistical metric used to evaluate our new sales and retention performance. The calculation is defined as the annualized value of gross new business less the annualized value of lost business. It is a discrete metric that measures annualized revenue gained in year from new customers less annualized revenue lost following customer quits within year. It excludes the impact of increases and decreases in revenue with existing customers. For example, additional revenue generated from cross-selling to existing customers is excluded from the metric.
(2) Adjusted Operating Income margin represents adjusted operating income as reported by Aramark divided by sales. Adjusted operating income represents operating income adjusted for amortization expense of acquired intangibles; share-based compensation expense; severance and other charges; separation related charges; and gain, losses, settlements and other items impacting comparability.
(3) Free Cash Flow represents net cash provided by operating activities as reported by Aramark less net purchases of property and equipment and other.

In November 2023, the Vestis Compensation Committee reviewed the actual results of our business as a segment of Aramark versus the performance metrics established by Aramark for our named executive officers. Based on this review, the Vestis Compensation Committee determined that the Vestis executive officers earned annual incentive award payouts for fiscal 2023 as set forth in the table below.

Vestis Executive Officer	Job Title	Base Salary	x	Target Award %	x	Actual Earned %	=	Actual Payout (3)
Kim Scott	President, CEO	$775,000		100%		81.0%		$627,792
Rick Dillon	EVP, CFO	$618,000		75%		81.0%		$375,460
Timothy Donovan	EVP, CLO and General Counsel	$525,000		60%		81.0%		$255,167
Angela Kervin(1)	EVP, CHRO	$450,000		35%/60%		81.0%		$184,363
Grant Shih(2)	EVP, CTO	$380,000		50%		81.0%		$115,116
__________________
(1) The amount of the award was prorated based on Ms. Kervin’s promotion effective January 1, 2023. Ms. Kervin’s annual base salary was $450,000 effective January 1, 2023. Prior to that her base salary was $290,732 effective December 17, 2022 reflecting a merit increase of +6.0% over her previous annual base salary of $274,275.
(2) The amount of the award was prorated at 74.8% based on the effective date of Mr. Shih’s employment of January 9, 2023.

(3) The recalculation of the actual payout compared to the actual payout presented in the table above may vary slightly due to rounding.

Fiscal 2024 Annual Incentive Performance Metrics and Weightings

The Vestis annual incentive plan for fiscal 2024 will be based on Adjusted EBITDA dollars (50%) and Revenue Growth dollars (50%). EBITDA is defined as earnings before interest, taxes, depreciation, amortization of intangible assets and stock compensation expense. Adjustments will be made for items not indicative of normal operating performance. Revenue growth is defined as revenues before the impact of foreign currency or acquisitions. This change in revenue growth metric from the Aramark metric of Net New to revenue growth dollars allows us to accurately reflect our growth performance inclusive of revenue generated from cross selling to existing customers.

Long Term Incentives (LTI)

Long Term Incentive Grant Targets

Aramark’s long-term equity incentive plan is designed to focus executives on the achievement of specific long-term performance goals directly aligned with Aramark’s strategic operating plans. We intend that our long-term equity plan will also be designed to align the interests of our executives with the achievement of long-term growth and performance following the Separation.

For fiscal year 2023 the Aramark Compensation Committee approved LTI awards composed of a mix of PSUs, RSUs and options to provide a long-term incentive component to the pay mix of its NEOs. The total annual grants by Aramark to the Vestis named executive officers during fiscal year 2023 are as follows:

Vestis Executive Officer	Job Title	Fiscal 2023 Grant (November 17, 2022)
		LTI Grant Value
Kim Scott	President, CEO	$1,750,000
Rick Dillon	EVP, CFO	$850,000
Timothy Donovan	EVP, CLO and General Counsel	$600,000
Angela Kervin	EVP, CHRO	$135,000

Ms. Scott’s annual long-term incentive equity award target was increased after the Separation and approval by Vestis’ Board of Directors, as set forth in the Scott Offer Letter, to a target value of at least $3,600,000. Further, as set forth in the Scott Offer Letter, the Vestis’ Board of Directors approved a one-time long-term incentive equity award for Ms. Scott with a value of $1,850,000 granted in the form of Vestis equity awards on October 2, 2023 in connection with the Separation, representing a make whole annual equity grant as set forth in the Scott Offer Letter.

Fiscal 2023 Long Term Incentive Grant Allocations (granted in November 2022)

For Ms. Scott, her fiscal LTI award was comprised of 50% PSUs, where 60% of the resulting payout (if any) was to be earned based on three-year compound adjusted revenue growth performance (20%), three-year cumulative adjusted earnings per share performance (20%) and fiscal 2025 return on invested capital performance (20%), and where 40% of the resulting payout (if any) was to be earned based on Aramark’s TSR performance relative to the fiscal 2023 performance peer group where the total number of PSUs earned would vest at the end of our fiscal 2026 performance year (representing a 4-year cliff vesting period). The remainder of the fiscal 2023 LTI award for Ms. Scott was comprised of time-vesting stock options (30%) and time-vesting RSUs (20%) where each vest evenly over a four year vesting period.

For our other named executive officers, the fiscal 2023 LTI award was comprised of PSUs (30%) with the same performance metrics and mix as outlined above for Ms. Scott, time-vesting stock options (30%) and time-vesting RSUs (40%).

Fiscal 2024 Long Term Incentive Grants

The Vestis Long-Term Incentive Plan for 2024 will be comprised of PSUs (50%), time vesting RSU (25%), and time vesting Stock Options (25%). The PSUs will cover the three-year performance period including Fiscal Years

2024-2026. The resulting payout, subject to performance targets being met, will be based on Cumulative Adjusted EBITDA dollars (50%), Cumulative Adjusted Free Cash Flow Conversion % (50%) and a modifier based on the total return to the Company’s shareholders relative to the performance of the established peer group. The performance targets align with the long-term strategic goals for the company outlined during its September 2023 Analyst Day.

The LTI awards granted to our named executive officers were adjusted in connection with the Separation as described under “Item 11. Compensation Discussion and Analysis - Compensation Determinations Related to the Separation”.

Hire, Promotion and Retention Equity Awards

Upon their hire or promotion or to ensure their retention, our named executive officers received equity awards during fiscal year 2023 as follows:

Vestis Executive Officers	Job Title	Reason for Grant	Grant Date Value	Award Type	Grant Date
Angela Kervin	EVP, CHRO	Promotion	$365,000	Stock options, RSUs, PSUs	3/1/2023

Treatment of Long Term Incentive Grants upon the Separation

The treatment of Aramark PSUs, stock options and RSUs in connection with the Separation is summarized in this Annual Report under the heading “Treatment of Equity-Based Compensation” in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Other Compensation Components

The Aramark Compensation Committee provides additional benefits to the Aramark named executive officers that are customary for executives of similar rank to enable its executives to focus on its business and enhance their commitment to Aramark. It is currently expected that we will provide arrangements and programs similar to the following benefits:

Severance Arrangements and Payments upon a Change of Control: Similar to the Aramark NEOs, our named executive officers have employment agreements for indefinite periods terminable by either party, and in most cases our executives are entitled to certain payments and benefits in connection with certain terminations of employment. These provisions are intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and our other constituents without concern over whether the transactions may jeopardize the executive’s own employment. These employment agreements are described below under “Employment Agreements—Potential Post-Employment Benefits and Restrictive Covenants.”

Equity awards agreements with Aramark’s named executive officers that provide for other payments in connection with a change of control contain a “double trigger” in order for the executive to receive compensation, meaning that awards will be accelerated only if the executive’s employment terminates within a certain period following the change of control. Equity award agreements granted by Aramark to our named executive officers are subject to these same terms.

Perquisites: Aramark provides its named executive officers with other benefits that the Aramark Compensation Committee believes are reasonable and encourage retention and include those listed below. The costs of these benefits constitute a small percentage of a named executive officer’s total compensation. We offer many of these same benefits to the Vestis named executive officers:

•premiums paid on life insurance;
•disability insurance;
•annual executive physical program;
•receipt of a taxable car allowance and to the extent applicable, no cost parking at a garage near Aramark offices;
•financial planning services of up to $7,500 per fiscal year; and
•matching charitable contributions of up to $10,000 per fiscal year.

Market Benchmarking

The Aramark compensation program is structured to enable Aramark to maintain its competitive position for key executive talent. To establish market competitive compensation practices for all named executive officers, the Aramark Compensation Committee refers, in part, to peer group data and survey data. The Aramark Compensation Committee worked with its independent consultant, Meridian Compensation Partners LLC (“Meridian”) to develop its Compensation Peer Group as well as a Performance Peer Group which is used in determining relative total shareholder return performance for the PSUs subjective to relative TSR performance. We will use benchmarking data and survey data with the guidance of independent consultants.

Survey Data Used by Aramark

In evaluating the compensation of certain of its named executive officers, the Aramark Compensation Committee also references survey data. In fiscal 2023, the Aramark Compensation Committee referred to peer group data and a subset of the Willis Towers Watson 2022 CDB General Industry Executive Compensation Survey that is size-adjusted through regression analysis based on its revenue, to perform a market check of the individual components of compensation and total compensation. Aramark does not consider any specific company included in the survey to be a material factor in the review of the compensation of its named executive officers. When making pay decisions, the Aramark Compensation Committee generally targets a reasonable range around the market median of survey data but retains flexibility to position employees above or below median based on employee experience, skill-set and performance.

Performance Peer Group for Total Shareholder Return for Aramark

In 2019, the Aramark Compensation Committee worked with Meridian to create a Performance Peer Group to be used in determining relative total shareholder return performance for the PSUs subjective to relative TSR performance. For the fiscal 2023 PSUs, the Performance Peer Group has remained relatively unchanged from fiscal 2020 and consists of companies in the Compensation Peer Group as well as a broader list of organizations that compete with us for investor capital and face similar business dynamics and challenges. The fiscal 2023 Performance Peer Group consists of the following companies:

2022 and 2023 Performance Peer Group for Aramark (Relative TSR Peer Group for Fiscal 2022 – 2024 and Fiscal 2023 – 2025 PSUs)
1. ABM Industries Inc.	14. Expeditors International	27. Mondelez International	40. SSP Group
2. Autogrill S.p.A.	15. FedEx Corporation	28. Norwegian Cruise Line	41. Starbucks Corporation
3. C.H. Robinson Worldwide	16. Healthcare Service Group	29. Old Dominion Freight Line	42. Sysco Corporation
4. Carnival Corporation & plc	17. Hilton Worldwide Holdings	30. PepsiCo, Inc.	43. Madison Square Garden
5. CBRE Group, Inc.	18. Hyatt Hotels Corporation	31. Premier, Inc.	44. The Wendy’s Company
6. Cinemark Holdings, Inc.	19. ISS A/S	32. Rentokil Initial plc	45. UniFirst Corporation
7. Cintas Corporation	20. J.B. Hunt Transport Svcs.	33. Republic Services, Inc.	46. United Parcel Service, Inc.
8. Compass Group PLC	21. Jones Lang LaSalle	34. Restaurant Brand Int’l	47. Waste Connection, Inc.
9. Darden Restaurants	22. Landstar System, Inc.	35. Robert Half International	48. Waste Management, Inc.
10. Domino’s Pizza	23. Manpower Group Inc.	36. Royal Caribbean Cruises	49. Wyndham Destinations
11. Elior Group S.A.	24. Marriott International	37. Ryder System, Inc.	50. YUM! Brands, Inc.
12. Elis SA	25. Marriott Vacations	38. Service Corporation
13. EMCOR	26. McDonald’s Corporation	39. Sodexo S.A.

Vestis Peer Group

This peer group was used by Aramark in establishing the compensation of Ms. Scott and more generally with respect to setting the pre-Separation compensation of our other executive officers. Companies included as Vestis’ peers consist of 18 public companies in similar industries (uniforms, apparel, textile, restaurant and other diversified support services).

1. Caesars Entertainment, Inc.	7. Cracker Barrel Old Country Store, Inc.	13. Texas Roadhouse, Inc.
2. American Eagle Outfitters, Inc.	8. Topgolf Callaway Brand Corp.	14. Acushnet Holdings Corp.
3. Travel + Leisure Co.	9. The Cheesecake Factory Incorporated	15. Herc Holdings Inc.
4. Wyndham Hotels & Resorts, Inc.	10. ABM Industries Incorporated	16. Healthcare Services Group, Inc.
5. Cintas Corporation	11. Bloomin’ Brands, Inc.	17. UniFirst Corporation
6. The Wendy’s Company	12. Brinker International, Inc.	18. Urban Outfitters, Inc.

Compensation Governance Policies

Independence of the Compensation Consultant

The Aramark Compensation Committee’s independent compensation consultant is selected and retained by the committee to advise on executive and director compensation and it is not intended that the consultant will do any other work for Aramark. The independent compensation consultant is Meridian. The Vestis Compensation Committee will also use the services of Meridian as its independent compensation consultant.

Role of Independent Compensation Consultant

The Aramark Compensation Committee’s independent compensation consultant provides the Aramark Compensation Committee with general services related to executive and director compensation, and associated governance each year. These services include market intelligence, compensation trends, suggestions about compensation program design, general views on specific requests to the committee from management regarding compensation program design or decisions, the review of the peer group, benchmarking executive pay relative to the peer group and the broader market for executive talent, and an analysis of the risk profile of the compensation system. We will use an independent compensation consultant for similar services.

Risk Mitigation Policies

Stock Ownership Guidelines

To align the interest of each executive officer with those of the shareholders, Vestis has implemented stock ownership guidelines for the Vestis executive officers as follows:

Aramark Named Executive Officer	Stock Ownership Guideline(1)
CEO	6x annual base salary
CEO Direct Reports	3x annual base salary
__________________
(1) Prior to attainment, absolute value is determined annually based on the then-current salary and the prior fiscal year’s average of month-end stock closing prices.

For purposes of determining compliance with the guidelines, shares included are limited to those that are (i) directly or indirectly beneficially owned (held indirectly, such as through family trusts or by immediate family members) or (ii) unvested restricted or deferred stock units. Therefore, unexercised vested and unvested stock options and unearned or unvested PSUs are not considered when determining compliance with the guidelines.

The guidelines require that the specified amount be attained by the fifth anniversary of the later of the Separation and the date the named executive officer became subject to their current ownership guideline. If a named executive officer has not attained the guideline amount by such date, one half of all shares delivered upon vesting of awards held by such named executive officer (net of withholding for tax obligations) must be retained until the guideline amount has been attained.

Aramark has a similar policy for its executive officers.

Prohibitions on Hedging and Restrictions on Pledging

Aramark and Vestis maintain a Securities Trading Policy that restricts pledging and prohibits its directors, officers and employees from engaging in hedging, speculative or other transactions that hedge or offset any decrease in the market value of its stock (including swaps, forwards, options, futures, collars, exchange funds and other derivative transactions or arrangements). This policy applies to all executive officers and directors subject to certain limited exceptions.

Clawback Policy

The Vestis Compensation Committee adopted an incentive compensation recoupment policy where the company can recover certain incentive compensation (annual incentive bonus and performance-based long term incentives) in the event of an accounting restatement that resulted in an overpayment of erroneously awarded compensation, regardless of whether the executive’s actions contributed to such accounting restatement. The new Vestis incentive compensation recoupment policy was adopted in accordance with the New York Stock Exchange listing rules and will apply to all executive officers and such other officers as designated by the Vestis Compensation Committee.

The Aramark Compensation Committee and the Aramark Board of Directors approved a robust incentive compensation recoupment, or “clawback” policy for executive officers and the direct reports of the Aramark chief executive officer in fiscal 2015.

Compensation Risk Disclosure

As part of its responsibility to set appropriate executive compensation, the Aramark Compensation Committee annually considers balance in the compensation program and its impact on Aramark’s risk management profile. The Vestis Compensation Committee will follow the same process following the Separation.

Specifically, in fiscal 2023, the Aramark Compensation Committee considered whether the mix of performance-based pay, the performance metrics and the degree of difficulty of the performance goals was sufficient to encourage management to strive for strong performance without encouraging risk taking beyond established risk parameters. The Aramark Compensation Committee also considered the input of its independent compensation consultant, Meridian, regarding the risk profile of the compensation program as well as various factors that would mitigate risks associated with Aramark’s compensation program. These factors include: an effective balance between the cash and equity mix and short- and long-term focus; the use of multiple performance metrics; substantial stock ownership guidelines; a clawback policy; an anti-hedging policy; and independent committee oversight of the compensation programs.

After discussing these matters, the Aramark Compensation Committee determined that in relation to fiscal 2023, Aramark’s compensation program was appropriately structured and did not motivate individuals or groups to take risks that are reasonably likely to have a material adverse effect on Aramark. Following the Separation, the Vestis Compensation Committee is responsible for making such determination with respect to our compensation program.

Compensation Decisions Related to the Separation

In-flight Performance Stock Units for fiscal years ended 2022 and 2023

Immediately following the end of fiscal 2023, Aramark completed the spin-off of Vestis into a standalone public company. In order to ensure ongoing focus and alignment with Aramark's strategic goals, on October 13, 2023 pursuant to the terms of the Third Amended and Restated 2013 Stock Incentive Plan, the Aramark Compensation Committee approved amendments to the performance goals and performance periods for the PSUs that were then outstanding. The performance measures applicable to each PSU were retained however the performance goals were adjusted to reflect pre and post Separation performance, using the original three-year strategic plans utilized to set the original targets.

The PSUs granted in fiscal 2022 were originally subject to performance targets based on Aramark performance for the three-year period ending September 27, 2024. To account for the Separation, 67% of these PSUs became subject to new adjusted performance targets and an adjusted performance period for the two-year period ended September 29, 2023, reflecting pre-Separation Aramark performance (Performance Period 1). The remaining 33% of these PSUs are subject to new adjusted performance targets for the one-year period ending September 27, 2024, reflecting performance of Vestis post-Separation (Performance Period 2). The Relative TSR modifier measurement period was shortened to align with Performance Period 1.

In November 2023, following the completion of Performance Period 1, the Aramark Compensation Committee determined that 117.7% (of target) for Ms. Scott, and 132.1% (of target) for Mr. Dillon, Mr. Donovan and Ms. Kervin, of the PSUs subject to Performance Period 1 for the NEOs were earned based upon the level of achievement attained relative to the amended targets for Performance Period 1. The PSUs earned with respect to Performance Period 1 for all the Vestis NEOs are now subject to time-based vesting and will vest on the original vesting date of September 27, 2024.

In addition to the removal of the Relative TSR modifier, new performance measures for Performance Period 2 were established by the Vestis Compensation Committee in November 2023 where such new targets will be based on Vestis results achieved for fiscal year 2024 that generally to align with Vestis’ strategic plan on a post-Separation basis.

The targets for the PSUs granted in fiscal 2023 which were subject to performance targets for the three-year period ending September 26, 2025, were also established by the Vestis Compensation Committee in November 2023 where such new targets will be based on Vestis results achieved for the two-year period ended October 3, 2025 that generally align with Vestis’ strategic plan on a post-Separation basis, in addition to the removal of the Relative TSR modifier. Any portion of the PSUs granted in fiscal 2023 that become earned, will vest on the original vesting date of October 2, 2026, subject to such executive officers' continued employment with the company.

Equity Award Adjustments

Pursuant to the terms of the Third Amended and Restated 2013 Stock Incentive Plan and as a result of the Separation, all outstanding equity awards were adjusted to reflect the Separation. Aramark employees with outstanding equity awards at the time of the Separation continued to hold Aramark equity awards. Aramark equity awards held by Vestis employees at the time of the Separation were converted to Vestis equity awards. The outstanding equity awards were adjusted in a manner intended to preserve the intrinsic value as measured immediately before and immediately after the spin-off (and with respect to options, based on the aggregate spread value).

EXECUTIVE COMPENSATION TABLES

FISCAL 2023 SUMMARY COMPENSATION TABLE

The following tables, narratives and footnotes discuss the compensation of our Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers serving at the end of fiscal year 2023, who are referred to as named executive officers (or NEOs):

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation (5)	Total
Kim Scott President and Chief Executive Officer	2023	$775,000	—	$1,225,058	$525,014	$627,792	—	$29,044	$3,181,908
Rick Dillon EVP and Chief Financial Officer	2023	$613,846	—	$595,043	$255,016	$375,460	—	$269,170	$2,108,535
Timothy Donovan EVP, Chief Legal Officer and General Counsel	2023	$519,231	—	$420,023	$180,010	$255,167	—	$30,709	$1,405,140
Angela Kervin EVP and Chief Human Resources Officer	2023	$403,322	—	$350,126	$150,014	$184,363	—	$24,205	$1,112,030
Grant Shih EVP and Chief Technology Officer	2023	$270,385	$100,000	—	—	$115,116	—	$12,631	$498,132
__________________
(1) Salary reflects actual salary paid to each NEO during fiscal year ending September 29, 2023.
(2) Includes the aggregate grant date fair value of restricted stock units and performance stock units granted in fiscal year 2023 computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. For additional information on the valuation assumptions, refer to “Note 11. Share-Based Compensation” to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ending September 29, 2023.
(3) Includes the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions, refer to “Note 11. Share-Based Compensation” to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ending September 29, 2023.
(4) Represents fiscal year 2023 payments made under the Management Incentive Bonus Plan.
(5) The following amounts are included in this column for fiscal year 2023:
(i) The aggregate incremental cost to the company for the following perquisites: Car Allowance ($13,200 for Ms. Scott, Mr. Dillon and Mr. Donovan, $12,231 for Ms. Kervin and $9,646 for Mr. Shih), Premium Payments for Disability Insurance, Premium Payments for an Excess Health Insurance Plan, Payments for an annual Executive Physical program, and Reimbursement for financial planning fees incurred up to $7,500 per year. Also includes $229,653 for relocation costs ($154,171) and related tax-gross ups ($75,482) incurred by the company for Mr. Dillon in connection with his relocation to the Atlanta area initiated upon joining the company in accordance with the standard provisions of the company’s executive relocation program.
(ii) Premium Payments for a Term life Insurance Benefit provided to each executive as follows: for Ms. Scott, $1,176, for Mr. Dillon, $1,176, for Mr. Donovan, $882, Ms. Kervin, $1,029 and for Mr. Shih, $784.
(iii) Amounts that constitute the company matching contribution to the Company’s 401(k) Plan for fiscal year 2023 in the amount of $9,150 for each of Ms. Scott, Mr. Dillon, Mr. Donovan and Ms. Kervin.
(iv) Amounts that constitute the matching charitable gifts made by Aramark on behalf of each executive for fiscal year 2023 in the amount of $518 for Ms. Scott and $10,000 for Mr. Dillon.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2023

The following table sets forth certain information regarding all grants of plan-based awards (equity and non-equity) granted to our NEOs during fiscal year 2023. During fiscal 2023, our NEOs received equity awards denominated in shares of Aramark common stock. The share and per share amounts set forth below reflect the original award denominated in shares of Aramark common stock and do not give effect to the conversion of the award in connection with the Separation.

Name	Type (1)			Estimated Future Payouts under Non-Equity Incentive Plan Awards (2) ($)			Estimated Future Payouts under Equity Incentive Plan Awards (#)
		Grant Date	Approval Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)
Kim Scott	MIB Plan	—	—	$193,750	$775,000	$1,550,000	—	—	—	—	—	—	—
	NQSOs(4)	11/17/2022	11/7/2022	—	—	—	—	—	—	—	30,875	$29.06	$525,014
	PSUs(5)	11/17/2022	11/7/2022	—	—	—	10,859	21,718	43,436	—	—	—	$875,018
	RSUs(6)	11/17/2022	11/7/2022	—	—	—	—	—	—	8,688	—	—	$350,040
Rick Dillon	MIB Plan			$115,875	$463,500	$927,000	—	—	—	—	—	—	—
	NQSOs(4)	11/17/2022	11/16/2022	—	—	—	—	—	—	—	14,997	$29.06	$255,016
	PSUs(5)	11/17/2022	11/16/2022	—	—	—	3,165	6,330	12,660	—	—	—	$255,036
	RSUs(6)	11/17/2022	11/16/2022	—	—	—	—	—	—	8,439	—	—	$340,007
Timothy Donovan	MIB Plan			$78,750	$315,000	$630,000	—	—	—	—	—	—	—
	NQSOs(4)	11/17/2022	11/16/2022	—	—	—	—	—	—	—	10,586	$29.06	$180,010
	PSUs(5)	11/17/2022	11/16/2022	—	—	—	2,234	4,468	8,936	—	—	—	$180,016
	RSUs(6)	11/17/2022	11/16/2022	—	—	—	—	—	—	5,957	—	—	$240,008
Angela Kervin	MIB Plan			$56,898	$227,593	$455,186	—	—	—	—	—	—	—
	NQSOs(4)	11/17/2022	11/16/2022	—	—	—	—	—	—	—	2,382	$29.06	$40,505
	NQSOs(4)	3/1/2023	2/28/2023	—	—	—	—	—	—	—	6,953	$37.13	$109,510
	PSUs(5)	11/17/2022	11/16/2022	—	—	—	336	671	1,342	—	—	—	$27,035
	PSUs(5)	3/1/2023	2/28/2023	—	—	—	1,475	2,950	5,900	—	—	—	$109,534
	RSUs(6)	11/17/2022	11/16/2022	—	—	—	—	—	—	1,676	—	—	$67,526
	RSUs(6)	3/1/2023	2/28/2023	—	—	—	—	—	—	3,933	—	—	$146,032
Grant Shih	MIB Plan	—	—	$35,528	$142,110	$284,220	—	—	—	—	—	—	—
__________________
(1) MIB = Management Incentive Bonus (annual bonus plan); NQSO = Non-Qualified Stock Option; PSU = Performance Stock Unit; RSU = Restricted Stock Unit
(2) The amounts represent the Threshold, Target, and Maximum payouts under the MIB Plan based on the applicable target incentive and annual base salary in effect for the fiscal year 2023 performance period.
(3) This column shows the full grant date fair value of non-qualified stock options, performance stock units and restricted stock units granted to our NEOs in fiscal year 2023 under FASB ASC Topic 718. The grant date fair value for performance stock units granted in fiscal year 2023 assumes achievement of the target amount. For additional information on the valuation assumptions, refer to “Note 11. Share-Based Compensation” to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023. These amounts do not correspond to the actual value that will be received by our NEOs.
(4) These stock options were granted under the Aramark 2013 Stock Plan, which will vest 25% annually over four years and have a ten-year term, subject to grantee’s continued employment.
(5) These performance stock units were granted under the Aramark 2013 Stock Plan and will vest on October 2, 2026 (representing a four year vesting period), based on actual results achieved against the performance metrics and weightings established for the three-year performance period ending for fiscal year 2025, subject to the grantee’s continued employment. The performance for the first two years of the three-year performance period was measured and fixed in connection with the Separation. See “Item 11. Compensation Discussion and Analysis – Compensation Decisions Related to the Separation”.
(6) These restricted stock units were granted under the Aramark 2013 Stock Plan and vest annually 25% per year over four years, subject to the grantee’s continued employment.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END

The following table sets forth certain information regarding outstanding equity awards held by our NEOs at 2023 fiscal year-end. Prior to the Separation, our NEOs received equity awards denominated in shares of Aramark common stock. The share and per share amounts set forth below reflect the original award denominated in shares of Aramark common stock and do not give effect to the conversion of the award in connection with the Separation.

Name	Type	Option Awards					Stock Awards
		Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Kim Scott	NQSOs(1)	11/18/2021	—	26,356	$36.89	11/18/2031	—	—	—	—
	NQSOs(1)	11/17/2022	—	30,875	$40.29	11/17/2032	—	—	—	—
	PSUs(2)	11/18/2021	—	—	—	—	—	—	9,716	$337,131
	PSUs(2)	11/18/2021	—	—	—	—	—	—	13,167	$456,911
	PSUs(2)	11/17/2022	—	—	—	—	—	—	21,964	$762,163
	RSUs(3)	10/18/2021	—	—	—	—	19,693	$683,339	—	—
	RSUs(3)	11/18/2021	—	—	—	—	6,478	$224,797	—	—
	RSUs(3)	11/17/2022	—	—	—	—	8,787	$304,893	—	—
Rick Dillon	NQSOs(1)	6/1/2022	3,200	9,601	$34.04	6/1/2032	—	—	—	—
	NQSOs(1)	11/17/2022	—	14,997	$40.29	11/17/2032	—	—	—	—
	PSUs(2)	6/1/2022	—	—	—	—	—	—	3,405	$118,138
	PSUs(2)	11/17/2022	—	—	—	—	—	—	6,402	$222,143
	RSUs(3)	6/1/2022	—	—	—	—	3,378	$117,229	—	—
	RSUs(3)	11/17/2022	—	—	—	—	8,535	$296,155	—	—
Timothy Donovan	NQSOs(1)	2/10/2022	4,332	12,997	$37.21	2/10/2032	—	—	—	—
	NQSOs(1)	11/17/2022	—	10,586	$40.29	11/17/2032	—	—	—	—
	PSUs(2)	2/10/2022	—	—	—	—	—	—	4,456	$154,617
	PSUs(2)	11/17/2022	—	—	—	—	—	—	4,519	$156,798
	RSUs(3)	2/10/2022	—	—	—	—	4,390	$152,345	—	—
	RSUs(3)	11/17/2022	—	—	—	—	6,025	$209,053	—	—
Angela Kervin	NQSOs(1)	11/18/2021	1,136	3,408	$36.89	11/18/2031	—	—	—	—
	NQSOs(1)	11/17/2022	—	2,382	$40.29	11/17/2032	—	—	—	—
	NQSOs(1)	3/1/2023	—	6,953	$37.13	3/1/2033	—	—	—	—
	PSUs(2)	11/18/2021	—	—	—	—	—	—	757	$26,258
	PSUs(2)	11/17/2022	—	—	—	—	—	—	679	$23,548
	PSUs(2)	3/1/2023	—	—	—	—	—	—	2,967	$102,950
	RSUs(3)	6/1/2021	—	—	—	—	5,520	$191,535	—	—
	RSUs(3)	11/21/2019	—	—	—	—	249	$8,638	—	—
	RSUs(3)	11/18/2021	—	—	—	—	1,397	$48,484	—	—
	RSUs(3)	7/15/2022	—	—	—	—	6,608	$229,288	—	—
	RSUs(3)	11/17/2022					1,695	$58,817
	RSUs(3)	3/1/2023	—	—	—	—	3,955	$137,256	—	—
__________________
(1) Stock options granted during fiscal year 2023 are time vesting which vest 25% at the end of each of the first four years from the date of grant. Stock options granted in fiscal 2022 and prior years are also time vesting and which vest 33% at the end of each of the first three years subject to the NEO's continued employment with the company, with certain exceptions (disability, retirement or death). See “Potential Post-Employment Benefits”. All options were granted on the date that is ten years prior to the listed expiration date.
(2) Performance Stock Units granted during fiscal year 2023 were modified as a result of the Separation and are subject to performance metrics and weightings established for a new two year performance period consisting of fiscal year 2024 and fiscal year 2025. Performance Stock Units granted during fiscal year 2022 were modified as a result of the Separation where a portion (67%) of the PSUs are deemed to be earned and the remaining portion (33%) of the PSUs are subject to performance metrics and weightings established for a new one year performance period consisting of fiscal year 2024. The awards vest between 50% and 200% of target amount based on actual performance during the performance period, assuming the threshold performance requirement is met. Performance Stock Units are not eligible to vest prior to the end of the performance period, and vest provided that the NEO is still employed on such dates with certain exceptions (disability, retirement or death). See “Potential Post-Employment Benefits”. Performance stock units accrue dividend equivalent units that are delivered only upon vesting of the underlying shares and such dividend equivalent units are included in the table. See “Item 11. Compensation Discussion and Analysis – Compensation Decisions Related to the Separation”.
(3) Restricted stock units granted during fiscal year 2023 are time vesting and which vest 25% at the end of each of the first four years from the date of grant. Restricted stock units granted in fiscal 2022 and prior years are also time vesting and which vests 33% at the end of each of the first three years subject to the NEO's continued employment with the company, with certain exceptions (disability, retirement or death). See “Potential Post-Employment Benefits”. The number of restricted stock units listed includes dividend equivalents accrued with respect to such award.
(4) If a participant’s service with the Company or any of its subsidiaries terminates due to retirement (as defined in each grant agreement as age 62 and 5 years of service), the installment of stock options and restricted stock units that are scheduled to vest on the next vesting date following such termination will immediately vest. With regards to performance stock units, a participant is eligible to vest in a portion of the award proportionate to the timing of the retirement and performance period (subject to achievement of the performance targets). In addition, if a participant’s service with the Company or any of its subsidiaries terminates due to retirement with notice (as defined in each grant agreement), the outstanding unvested equity awards will remain outstanding and eligible to vest on their original terms (with vesting of performance based equity incentives to remain subject to the achievement of the relevant performance conditions), without regard to a requirement that the executive remain in service with the Company. Additionally, in such event of retirement with notice, any vested stock options would remain exercisable for up to three years following the later of such retirement with notice or applicable vesting date. For information on the value of equity awards which would have vested upon retirement as of the end of fiscal 2023, see the table of estimated payments presented in “Potential Post-Employment Benefits.”

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2023

The following table sets forth information regarding the number of shares acquired, and the value realized as a result of option exercises by NEOs and the value of any stock awards that vested for an NEO during fiscal year 2023. Prior to the Separation, our NEOs received equity awards denominated in shares of Aramark common stock. The share amounts set forth below reflect the original award denominated in shares of Aramark common stock and do not give effect to the conversion of the award in connection with the Separation.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting (2)(3)	Value Realized On Vesting
Kim Scott	26,883	$50,801	31,445	$790,982
Rick Dillon	—	—	2,336	$66,484
Timothy Donovan	—	—	3,017	$82,737
Angela Kervin	—	—	6,941	$205,368
Grant Shih	—	—	—	—
__________________
(1) Value realized upon Exercise and Vesting of any stock options during the fiscal year is calculated based upon the closing price of Aramark common stock on the NYSE on the exercise date.
(2) This column includes restricted stock units that have vested during the fiscal year. For restricted stock units the number of shares acquired on vesting includes dividend equivalents and reflects the number of Aramark restricted stock units prior to Separation.
(3) For each NEO, shares actually delivered upon vesting of restricted stock units were net of amounts withheld related to taxes.

POTENTIAL POST EMPLOYMENT BENEFITS

Our named executive officers may be eligible to receive certain benefits in the event their employment is terminated; (1) upon their retirement, disability or death, (2) by the company without cause (or by the executive in certain cases of “good reason”), or (3) in certain circumstances following a change of control. The amount of benefits will vary based on the reason for the termination and the provisions of each executive officers’ offer letter and employment agreement as outlined below.

The following sections present a discussion and calculations, as of September 29, 2023, of the estimated benefits each named executive officer would receive upon these various termination events. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions discussed in the footnotes to the table and may not represent the actual amount an executive would receive if a termination event were to occur.

Offer Letters

Aramark has entered into offer letters with the Vestis named executive officers with respect to their positions with Vestis, which were assumed by Vestis and continue in effect following the Separation.

Kim Scott Offer Letter

Ms. Scott is party to an offer letter, dated September 20, 2021 (the “Scott Offer Letter”) with respect to her employment as President and Chief Executive Officer, Vestis, commencing October 10, 2021. Effective upon the Separation, the Scott Offer Letter further provides that Ms. Scott is appointed as a member of Vestis’ Board of Directors. Under the terms of the Scott Offer Letter, Ms. Scott is entitled to an annual base salary of $775,000 and a target bonus of 100% of base salary. In connection with the Separation, and subject to approval by Vestis’ Board of Directors, Ms. Scott’s annual base salary was increased to $850,000 (which is independent of further compensation actions taken by the Compensation Committee in the first quarter of fiscal 2024 in connection with its annual compensation review for all executive officers, pursuant to which her base salary was increased to $925,000 effective upon date of Separation) and her target bonus was increased to 125% of base salary.

The Scott Offer Letter contemplates annual equity grants with a target value of at least $1,750,000 that are typically made in November. Upon the Separation (or as soon as practical thereafter) and subject to approval by Vestis’ Board of Directors, the Scott Offer Letter further contemplates that Ms. Scott will receive an incentive grant with respect to shares of Vestis with a target value of $3,600,000 reduced by the target value of any annual equity grants made by Aramark to Ms. Scott within 12 months of the Separation. Subject to the approval of Vestis’ Board of Directors, future annual equity incentive awards will be granted with a target grant date value of at least $3,600,000.

The Scott Offer Letter also provides Ms. Scott with “make-whole awards” in the form of (i) a cash payment equal to the portion of the target annual bonus she forfeited upon her departure from her prior employer, prorated to reflect the time worked with her prior employer and (ii) a grant of make-whole restricted stock units having a grant date value of $1,400,000 in respect of the equity incentives forfeited upon her departure from her prior employer, which make-whole restricted stock units vest 50% on each of the first two anniversaries of the grant date subject to continued employment through each vesting date or vest 100% upon a severance qualifying termination. On October 18, 2022, 50% of Ms. Scott’s make-whole award vested.

In addition, the Scott Offer Letter provides that Ms. Scott will be entitled to enter into an employment agreement that provides for specified levels of severance on certain termination events, the material terms of which are described below under the heading “—Employment Agreements—Kim Scott Employment Agreement.”

Rick Dillon Offer Letter

Mr. Dillon is party to an offer letter, dated February 22, 2022, with an effective date of May 9, 2022, with respect to his employment as Senior Vice President, Chief Financial Officer, Vestis (the “Dillon Offer Letter”). The Dillon Offer Letter provides for an annual base salary of $600,000 and a target bonus of 75% of annual base salary (prorated for fiscal year 2022 based on the effective date of Mr. Dillon’s employment).

The Dillon Offer Letter contemplates equity awards with a grant date value of $425,000 in connection with Mr. Dillon’s hiring by Vestis and annual equity awards with a grant date value of $850,000.

In addition, the Dillon Offer Letter provides that Mr. Dillon will be entitled to enter into an employment agreement, the material terms of which are described below under the heading “—Employment Agreements—Rick Dillon Employment Agreement.”

Timothy Donovan Offer Letter

Mr. Donovan is party to an offer letter, dated November 11, 2021 (as revised on December 30, 2021), with an effective date of January 18, 2022, with respect to his employment as Senior Vice President, General Counsel, AUS (the “Donovan Offer Letter”). The Donovan Offer Letter provides for an annual base salary of $500,000 and a target bonus of 60% of annual base salary (prorated for the fiscal year 2022 based on the effective date of Mr. Donovan’s employment).

The Donovan Offer Letter contemplates equity awards with a grant date value of $600,000 in connection with Mr. Donovan’s hiring by Vestis and annual equity awards with a grant date value of $600,000.

The Donovan Offer Letter also contemplates that Mr. Donovan’s new hire and subsequent equity awards will contain retirement features that will provide that, if he retires with six months’ notice on a date that is at least one year after the Separation or at least three years after the effective date of his employment (whichever is sooner), he will be entitled to continued vesting under the normal schedule for his equity awards and the right to exercise his vested stock options for one year following the applicable vesting date. In addition, pursuant to the Donovan Offer Letter, Mr. Donovan’s new hire and subsequent equity awards will contain similar continued vesting and exercise terms as would apply upon retirement, if Mr. Donovan’s employment is terminated due to certain qualifying events including by us other than for “cause,” or by him for “good reason.”

In addition, the Donovan Offer Letter provides that Mr. Donovan will be entitled to enter into an employment agreement, the material terms of which are described below under the heading “—Employment Agreements—Tim Donovan Employment Agreement.”

Angela Kervin Offer Letter

Ms. Kervin is party to an offer letter, dated December 22, 2022, with an effective date of January 1, 2023, with respect to her promotion to the position of Senior Vice President and Chief Human Resources Officer, Vestis (the “Kervin Offer Letter”). The Kervin Offer Letter provides for an annual base salary of $450,000 and a target bonus of 60% of annual base salary.

The Kervin Offer Letter contemplates equity awards with a grant date value of $365,000 in connection with Ms. Kervin’s promotion. After the Separation and subject to the approval of Vestis’ Board of Directors or an appropriate committee thereof, the Kervin Offer Letter contemplates annual equity awards for fiscal year 2024 with a grant date value of $500,000.

Grant Shih’s Offer Letter

Mr. Shih is party to an offer letter, dated November 18, 2022, with an effective date of November 21, 2022, with respect to his employment as Chief Technology Officer, Vestis (the “Shih Offer Letter”). The Shih Offer Letter provides for an annual base salary of $380,000 and a target bonus of 50% of annual base salary (prorated for fiscal year 2023 based on the effective date of Mr. Shih’s employment).

The Shih Offer Letter contemplates equity awards with a grant date value of $250,000 in connection with Mr. Shih’s hiring by Vestis and annual equity awards with a grant date value of $400,000.

In addition, the Shih Offer Letter provides that Mr. Shih will be entitled to enter into an employment agreement, the material terms of which are described below under the heading “—Employment Agreements—Grant Shih Employment Agreement.”

Other Terms of the Offer Letters

The offer letters with the Vestis executive officers (other than the Scott Offer Letter) provide that the equity awards will consist of 30% time-based non-qualified stock options, 30% performance stock units and 40% time-based restricted stock units consistent with the Aramark current practice which is subject to change. Following the Separation and subject to the approval of the Aramark Compensation Committee, the offer letters provide the equity awards will be converted into awards with respect to Vestis common stock in accordance with the terms of the Aramark equity plan and applicable tax rules. See “Treatment of Equity-Based Compensation” in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The offer letters also provide for a car allowance of $1,100 per month, reimbursement of $7,500 for financial planning services, matching charitable contributions of up to $10,000 per fiscal year, four weeks of vacation, and with respect to Ms. Kervin and Mr. Dillon, coverage under the Aramark executive leadership relocation policy, which includes a tax gross-up for certain expenses.

Employment Agreements

Potential Post-Employment Benefits and Restrictive Covenants

Each of our executive officers has entered into an agreement with Aramark relating to employment and post-employment competition, which we refer to as “employment agreements.” The employment agreements entitle our executive officers to benefits upon certain terminations of employment and subject our executive officers to restrictive covenants pertaining to confidentiality, competitive activities, non-solicitation and assignment of certain works of authorship, inventions and intellectual property. The employment agreements were assigned by Aramark to Vestis effective as of the Separation.

Kim Scott Employment Agreement

Under Ms. Scott’s employment agreement, dated September 20, 2021, if after the distribution Ms. Scott’s employment is terminated (i) by us for any reason other than “cause,” (ii) by Ms. Scott for “good reason,” or (iii) by Ms. Scott due to a

“company breach termination” (as such terms are defined in her employment agreement), then subject to the execution and nonrevocation of a release of claims, Ms. Scott will receive:

•severance payments equal to her monthly base salary for 18 months made in the course of our normal payroll cycle (the applicable payment period, the “severance pay period”);
•pro rata bonus provided for the year of termination at the time of the regular payment based on actual performance outcomes;
•target bonus multiplied by 1.5 payable in substantially equal installments in accordance with the normal payroll cycle over the severance pay period;
•participation in our basic medical and life insurance programs during the period over which she receives severance payments, with her share of premiums deducted from the severance payments;
•continuation of her monthly car allowance payments if provided at the time of termination, during the severance period;
•reimbursement for professional outplacement services incurred during the applicable severance pay period, in an amount not to exceed 10% of her base salary at the time of the termination; and
•vesting of outstanding equity awards as specified under the applicable plans and agreements, which would include the full vesting of her make-whole equity awards as set forth in the Scott Offer Letter.

Ms. Scott’s employment agreement also contains a “double trigger” change of control termination provision. If, during the two-year period following a “change of control” (as defined in her employment agreement), her employment is terminated by us without cause (or her employment is terminated prior to such change of control either at the request of a party to the change of control transaction or otherwise in connection with or in anticipation of such change of control which subsequently occurs) or she resigns with good reason (as defined in her employment agreement), she will receive:

•cash severance benefits based on a multiple of two times her base salary and two times her target bonus payable over a two-year period according to our normal payroll cycle;
•a lump sum payment equal to the portion of her target bonus attributable to the portion of the fiscal year served prior to termination, plus any earned but unpaid amounts;
•continued medical, life and disability insurance at our expense (for a two-year period following termination);
•outplacement counseling in an amount not to exceed 10% of her base salary;
•continued payment of her monthly car allowance payments, if provided at the time of termination, for a period of 24 months; and
•vesting of outstanding equity awards (or retirement plan benefits) as specified under the applicable plans and agreements, which would include the full vesting of her make-whole equity awards as set forth in the Scott Offer Letter.

If any payments in connection with a change of control would constitute excess parachute payments that are subject to excise taxes under Section 4999 of the Internal Revenue Code, such payments will be subject to a reduction to avoid any such excise taxes that may be due, if such reduction results in Ms. Scott retaining a greater after-tax amount than if Ms. Scott received the full unreduced amount and paid all taxes (including the excise taxes) due.

Rick Dillon Employment Agreement

Under Mr. Dillon’s employment agreement, dated February 25, 2022, if after the distribution Mr. Dillon’s employment is terminated by us for any reason other than “cause,” then subject to the execution and nonrevocation of a release of claims, Mr. Dillion will receive:

•severance payments equal to his monthly base salary for 12 months made in the course of our normal payroll cycle;
•pro rata bonus provided for the year of termination at the time of the regular payment based on actual performance outcomes;

•target bonus payable in substantially equal installments in accordance with the normal payroll cycle over the severance pay period;
•participation in our basic medical and life insurance programs during the period over which he receives severance payments, with his share of premiums deducted from the severance payments; and
•continuation of his monthly car allowance payments if provided at the time of termination, during the severance period.

In addition, any outstanding equity awards will be treated as specified in the applicable plans and agreements.

Timothy Donovan Employment Agreement

Under Mr. Donovan’s employment agreement, dated December 31, 2021, if after the distribution Mr. Donovan’s employment is terminated (i) by us for any reason other than “cause,” or (ii) by Mr. Donovan for “good reason,” then subject to the execution and nonrevocation of a release of claims, Mr. Donovan will receive:

•severance payments equal to his monthly base salary for 12 months made in the course of our normal payroll cycle;
•pro rata bonus provided for the year of termination at the time of the regular payment based on actual performance outcomes;
•target bonus payable in substantially equal installments in accordance with the normal payroll cycle over the severance pay period;
•participation in our basic medical and life insurance programs during the period over which he receives severance payments, with his share of premiums deducted from the severance payments; and
•continuation of his monthly car allowance payments if provided at the time of termination, during the severance period.

In addition, any outstanding equity awards will be treated as specified in the applicable plans and agreements, which would include the right to continued vesting of his awards and option exercise terms as set forth in the Donovan Offer Letter.

Angela Kervin Employment Agreement

Under Ms. Kervin’s employment agreement, dated December 22, 2022, as amended effective January 31, 2023, if after the distribution Ms. Kervin’s employment is terminated by us for any reason other than “cause,” then subject to the execution and nonrevocation of a release of claims, Ms. Kervin will receive:

•severance payments equal to her monthly base salary for 12 months made in the course of our normal payroll cycle;
•pro rata bonus provided for the year of termination at the time of the regular payment based on actual performance outcomes;
•target bonus payable in substantially equal installments in accordance with the normal payroll cycle over the severance pay period;
•participation in our basic medical and life insurance programs during the period over which she receives severance payments, with her share of premiums deducted from the severance payments;
•continuation of her monthly car allowance payments if provided at the time of termination, during the severance period; and
•relocation benefits to facilitate relocation to Argyle, Texas in the event of a “spin trigger termination.”

In addition, any outstanding equity awards will be treated as specified in the applicable plans and agreements.

Grant Shih Employment Agreement

Under Mr. Shih’s employment agreement, dated December 19, 2022, which provides for an employment commencement date of January 9, 2023, after Mr. Shih commences employment, if his employment is terminated by us for any reason other than “cause,” then subject to the execution and nonrevocation of a release of claims, Mr. Shih will receive:

•severance payments equal to his monthly base salary for 6 months (12 months after one year of employment with the company) made in the course of our normal payroll cycle;
•participation in our basic medical and life insurance programs during the period over which he receives severance payments, with his share of premiums deducted from the severance payments; and
•continuation of his vehicle leasing arrangement if provided at the time of termination, during the severance period.

In addition, any outstanding equity awards will be treated as specified in the applicable plans and agreements.

Restrictive Covenants

Under their employment agreements, our executive officers are each subject to (i) non-disclosure and non-disparagement obligations, (ii) a two-year non-solicitation covenant and (iii) a two-year non-competition covenant (one-year for Mr. Shih); provided that after the distribution such period of restriction is reduced to:

•18 months in the case of Ms. Scott if her employment is terminated (i) by us for any reason other than “cause,” (ii) by Ms. Scott for “good reason,” (iii) by Ms. Scott due to a “company breach termination,” or (iv) within two years following a “change in control”;
•one year in the case of Mr. Dillon if his employment is terminated by us for any reason other than “cause”;
•one year in the case of Mr. Donovan if his employment is terminated (i) by us for any reason other than “cause,” or (ii) by Mr. Donovan for “good reason”; and
•one year in the case of Ms. Kervin if her employment is terminated by us for any reason other than “cause.”

Potential Payments Upon Termination or Change of Control

The amount of compensation and benefits payable to each NEO in various termination situations has been estimated in the table below, which describes the potential payments and benefits upon employment termination for each executive as if his or her employment had terminated as of September 29, 2023, the last business day of Vestis’ fiscal year.

See the sections titled “Offer Letters” and “Employment Agreements” above for a description of the compensation and benefits payable to each NEOs upon certain termination events. The actual amount of compensation and benefits payable in any termination event can only be determined at the time of the termination of each NEO’s employment with the company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Name	Retirement	Retirement with Notice	Death	Disability	Termination for Cause	Termination Without Cause (1)	Change Of Control (2)
Kim Scott	—	—	—	—	—	—	—
Cash Payment (Lump Sum)	—	—	$1,000,000	—	—	$775,000	$775,000
Cash Payment (Over Time)	—	—	—	—	—	$2,325,000	$3,100,000
Acceleration of Unvested Equity(3)	—	—	$1,066,883	$1,066,883	—	$683,339	$2,769,234
Benefit Continuation(4)	—	—	—	—	—	$39,181	$76,467
Total	—	—	$2,066,883	$1,066,883	—	$3,822,520	$6,720,701
Rick Dillon	—	—	—	—	—	—	—
Cash Payment (Lump Sum)	—	—	$1,000,000	—	—	—	—
Cash Payment (Over Time)	—	—	—	—	—	$1,081,500	—
Acceleration of Unvested Equity(3)	—	—	$180,958	$180,958	—	—	$760,001
Benefit Continuation(4)	—	—	—	—	—	$29,722	—
Total	—	—	$1,180,958	$180,958	—	$1,111,222	$760,001
Timothy Donovan	—	—	—	—	—	—	—
Cash Payment (Lump Sum)	—	—	$1,000,000	—	—	—	—
Cash Payment (Over Time)	—	—	—	—	—	$840,000	—
Acceleration of Unvested Equity(3)	—	—	$132,872	$132,872	—	—	$672,812
Benefit Continuation(4)	—	—	—	—	—	$29,722	—
Total	—	—	$1,132,872	$132,872	—	$869,722	$672,812
Angela Kervin	—	—	—	—	—	—	—
Cash Payment (Lump Sum)	—	—	$1,000,000	—	—	—	—
Cash Payment (Over Time)	—	—	—	—	—	$720,000	—
Acceleration of Unvested Equity(3)	—	—	$116,493	$116,493	—	—	$826,774
Benefit Continuation(4)	—	—	—	—	—	$26,121	—
Total	—	—	$1,116,493	$116,493	—	$746,121	$826,774
Grant Shih	—	—	—	—	—	—	—
Cash Payment (Lump Sum)	—	—	$1,000,000	—	—	—	—
Cash Payment (Over Time)	—	—	—	—	—	$570,000	—
Acceleration of Unvested Equity(3)	—	—	—	—	—	—	—
Benefit Continuation(4)	—	—	—	—	—	$29,722	—
Total	—	—	$1,000,000	—	—	$599,722	—
__________________
(1) “Termination Without Cause” means termination without cause (as defined in employment arrangements, if applicable) in the absence of a change of control.
(2) Cash payments and benefit continuation included in this column will only be paid to or received by the named executive officers if they are terminated without cause (or, if applicable, resign for good reason) following a change of control (or they are terminated prior to such change of control either at the request of a party to the change of control transaction or otherwise in connection with or in anticipation of such change of control which subsequently occurs.). Equity awards granted under the Aramark 2013 Stock Plan vest if the NEO is terminated without cause (or, if applicable, resigns for good reason) during the two-year period following the change of control. With regard to performance-based equity, valuation is based on achieving target performance.
(3) Represents acceleration of unvested stock options, restricted stock units and performance stock units that would vest upon the occurrence of the specified event. Calculations are based upon the closing price of Aramark common stock on the NYSE as of September 29, 2023 (representing the pre-Separation Aramark closing price of $34.70).
(4) Benefit continuation assumes the cost of benefits in connection with termination of employment for Health Insurance Premiums, Dental Insurance Premiums, Vision Insurance Premiums based on insurance premium rates in effect at the end of fiscal year 2023.

Director Compensation

During 2022 and 2023, we were not an independent public company and did not pay any compensation to non-employee directors. Vestis’ non-employee director compensation program is in effect as of immediately following the Separation and is set forth below. Vestis’ non-employee director compensation program will be subject to review and modification by Vestis’ Board of Directors or a committee thereof from time to time.

Annual Retainer

Vestis’ non-employee director compensation program provides the following: (1) an annual cash retainer equal to $100,000 paid in four equal installments quarterly, in arrears; and (2) an annual grant of Vestis equity with a grant date value equal to $140,000, which is generally granted on the date of Vestis’ annual meeting of stockholders for so long as the director remains a member of Vestis’ Board of Directors. On October 2, 2023, directors received an initial pro-rated grant in respect of the period following the Separation and ending on January 31, 2024 and will receive an annual grant on February 1, 2024. Annual grants will vest subject to the director’s continued service on Vestis’ Board of Directors on the date of the subsequent annual meeting of stockholders (with the initial pro-rated annual grant to vest on January 31, 2024). For the pro-rated grant made on October 2, 2023, and the shares in respect thereof are generally deliverable on the first day of the seventh month following the date the non-employee director ceases to serve on Vestis’ Board of Directors. We expect that, with respect to future annual grants, directors will be entitled to elected whether to take delivery of the shares upon vesting or to defer delivery pursuant to our newly established deferred compensation plan.

Special Grant

In consideration for the independent advisory services provided by certain directors through the date of the Separation, upon the Separation such directors received a special grant of deferred stock units on October 2, 2023 with a grant date value equal to an amount determined by multiplying (1) the number of full and partial months from and including January 2023 to and including the month in which the Separation occurred by (2) $20,000, which deferred stock units were fully vested on the date of grant and are deliverable on the first day of the seventh month following the date the non-employee director ceases to serve on Vestis’ Board of Directors.

DIRECTOR COMPENSATION TABLE FOR FISCAL 2023

The following table details the compensation paid to our nonemployee directors for fiscal year 2023:

Name	Fees Earned or Paid in Cash	Fees Earned or Paid in Stock (1)	Stock Awards	All Other Compensation	Total
Phillip Holloman	—	$180,000	—	—	$180,000
Doug Pertz	—	$180,000	—	—	$180,000
Richard Burke	—	$180,000	—	—	$180,000
Tracy Jokinen	—	$180,000	—	—	$180,000
Lynne McKee	—	$180,000	—	—	$180,000
Mary Anne Whitney	—	$40,000	—	—	$40,000
Ena Williams	—	$180,000	—	—	$180,000
__________________
(1) Includes Advisory Board Director Fees of $20,000 per month earned during the service period prior to the Spin-off (representing 9 months of service for Mr. Holloman, Pertz, Burke and Mrs. McKee and Williams, and representing 2 months of service for Mrs. Whitney). Pre-Separation Director Fees were paid in the form of Vestis Deferred Stock Units Granted on October 2, 2023 and are immediately vested upon the grant date.

Deferred Compensation Plan

On November 28, 2023, the Vestis Compensation Committee adopted the Vestis’ Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, non-employee directors will be able to elect to defer all or a portion of their annual retainer, chair fees and annual equity compensation payable to the director pursuant to restricted stock unit awards or similar awards under the Company’s 2023 Long-Term Incentive Plan (“LTIP”). Similarly, eligible executives (including the Company’s executive officers) may elect to defer all or a portion of their base salaries, annual incentives and equity compensation attributable to performance stock units and restricted stock units award(s) or similar awards under the LTIP. Such deferral elections must be made in advance in accordance with rules and procedures determined under the Deferred Compensation Plan and will include an election as to the time and form of payment of deferred amounts.

All amounts deferred under the Plan will be credited to either an “equity account,” which is denominated in shares of Company common stock, or a “deferral account,” which is denominated in US dollars. Under the Plan, deferrals of remuneration and compensation payable in cash are credited to deferral accounts and deferrals of equity-based awards are credited to equity accounts. Equity accounts are also credited with additional stock units (“dividend equivalent units”) in the event that dividends are paid with respect to shares of the Company’s common stock. Transfers between deferral accounts and equity accounts are not permitted.

Amounts credited to equity accounts (including dividend equivalent units related to deferred equity awards) are subject to the same vesting conditions as would have applied had the stock-based award not been deferred. Deferral accounts under the Plan are credited with earnings at a rate equal to Moody’s Corporate Baa Bond Index rate as of the month of October for the year preceding the year to which the rate applies or based on such other hypothetical investments determined by the administrator from time to time. Amounts payable from a participant’s deferral account will be settled in cash. Amounts credited to equity accounts are settled in shares of the Company’s common stock from the shares reserved under the LTIP (with cash being issued for any fractional share amounts distributed).

The right of each participant to receive payments or distributions under the Plan is that of a general, unsecured creditor of the Company. The Deferred Compensation Plan is effective as of January 1, 2024 and will apply to deferrals of remuneration and compensation otherwise payable for periods after (or equity-based awards granted after) December 31, 2023.
Vestis Corporation 2023 Long-Term Incentive Plan

The material terms of the Vestis Corporation 2023 Long-Term Incentive Plan (the “Plan”) are summarized below.

The purpose of the Plan is to provide a means through which Vestis and its affiliates may attract and retain key personnel and to provide a means whereby Vestis’ directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in Vestis, or be paid incentive compensation, which may (but need not) be measured by reference to the value of Vestis’ common stock, thereby strengthening their commitment to Vestis’ welfare and aligning their interests with those of Vestis’ stockholders. Employees and directors of Vestis or any of its affiliates as well as certain consultants or advisors to Vestis or any of its affiliates are eligible to participate in the Plan (collectively, “Eligible Persons”). The Plan is administered by the Compensation and Human Resources Committee.

The types of awards that may be granted under the Plan are incentive stock options (“ISOs”), nonqualified stock options (“NQOs,” which together with ISOs are referred to collectively as “Options”), stock appreciation rights (“SARs”), and full value awards (including restricted stock, restricted stock units, performance shares and performance units) (“Full Value Awards”).

The Plan provides that the total number of shares of Vestis common stock that may be issued under the Plan is the sum of (a) the number of shares of Vestis common stock subject to awards that have been converted from Aramark awards, including, in the case of performance-based awards, the number of shares that may be delivered if the maximum performance metrics are satisfied, and (b) 15 million, in each case, subject to adjustment pursuant to the terms of the Plan.

The Plan provides that the sum of any cash compensation or other compensation and the value of any awards granted to an outside director as compensation for services as a director during the period beginning on the date of one regular annual meeting of Vestis’ shareholders until the date of the next regular annual meeting of Vestis’ stockholders may not exceed $1 million. The Vestis Committee may make exceptions to this limit for individual directors in exceptional circumstances.

The exercise price for any outstanding Option or the strike price of a SAR may not be decreased after the date of grant.

In the event of a corporate transaction involving Vestis (including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the Compensation and Human Resources Committee shall adjust the terms of the Plan and awards to preserve the benefits or potential benefits of the Plan or the awards as determined in its sole discretion.

Unless otherwise specifically prohibited under applicable laws or by the rules and regulations of any applicable governmental agencies or national securities exchange, or unless otherwise provided by the Vestis Compensation and Human Resources Committee in the award agreement, in a participant’s employment agreement or other individual service agreement with Vestis or an affiliate in an individual severance or other similar agreement between Vestis (or an affiliate) and a participant, the following rules will apply to awards under the Plan in the event of a Change of Control (as defined in the Plan):

(a) Upon a Change of Control, (i) any performance conditions applicable to Full Value Awards outstanding under the Plan as of the date of the Change of Control will be deemed to have been achieved at the target level of performance for the performance period in effect on the date of the Change of Control and such awards shall thereafter not be subject to any performance conditions, unless the awards will be continued after the Change of Control and the Vestis Committee reasonably determines that, from and after the Change of Control, performance applicable to Full Value Awards can be determined with respect to the performance period in effect on the date of the Change of Control on substantially the same basis as applied immediately prior to the Change of Control.

(b) If, upon a Change of Control, then-outstanding awards under the Plan are continued under the Plan or are assumed by a successor to Vestis and/or awards in other shares or securities are substituted for then-outstanding awards under the Plan (which continued, assumed, and/or substituted awards are referred to collectively herein as “Replacement Awards”), then: (i) each participant’s Replacement Awards will continue in accordance with their terms; and (ii) with respect to any participant whose termination date has not occurred as of the Change of Control, if the participant’s termination date occurs by reason of a covered terminated within two years following the Change of Control, then (1) all of the participant’s outstanding Replacement Awards that are Full Value Awards will be fully vested upon his or her termination date and generally will be settled or paid within 30 days after the termination date, and (2) in the case of any Replacement Awards that are Options or SARs, the Replacement Award will be fully vested and exercisable as of the termination date and the exercise period will extend for 24 months following the termination date or, if earlier, the expiration date of the Option or SAR.

(c)If, upon a Change of Control, awards are not continued or replaced, all then-outstanding awards will become fully vested upon the Change of Control and will be canceled in exchange for a cash payment or other consideration generally provided to stockholders in the Change of Control equal to the then-current value of the award, determined as though the award was fully vested and exercisable (as applicable) and any restrictions applicable to such award had lapsed immediately prior to the Change of Control; provided, however, that in the case of an Option or SAR, the amount of such payment may be equal to the excess of the aggregate per share consideration to be paid with respect to the cancellation of the Option or SAR over the aggregate exercise price of the Option or SAR (but not less than zero). For the avoidance of doubt, in the case of any Option or SAR with an exercise price that is greater than the per share consideration to be paid with respect to the cancellation of the Option or SAR, the consideration to be paid with respect to cancellation of the Option or SAR may be zero.

Any awards under the Plan and any shares of Vestis common stock or cash issued pursuant to the Plan shall be subject to Vestis’ compensation recovery, clawback, and recoupment policies as in effect from time to time.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Securities Owned by Certain Beneficial Owners

The following table sets forth information concerning those persons believed by us to be beneficial owners of more than 5% of our outstanding common stock as of the consummation of the Separation on September 30, 2023. This information is based on the most recent Schedule 13G (or Schedule 13G/A) filed with the SEC by the following investors with respect to their ownership of Aramark common stock as of September 29, 2023, and adjusted by the distribution ratio of one share of our common stock for every two shares of Aramark common stock used in the separation transaction from Aramark. The table utilizes our approximately 131 million shares of common stock outstanding following the Separation. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within 60 days.

Name and Address of Beneficial Owner	Title of Security	Amount and Nature of Beneficial Ownership	Percentage of Class
Capital International Investors(1)	Common Stock	14,036,726	10.7%
The Vanguard Group(2)	Common Stock	12,143,842	9.3%
Royal Bank of Canada(3)	Common Stock	8,500,703	6.5%
__________________
(1) Information based on a Schedule 13G/A filed February 13, 2023 by Capital International Investors, with respect to Aramark common stock, reporting beneficial ownership by Capital International Investors consisting of sole voting power with respect to 27,107,502 Aramark shares and sole dispositive power with respect to 28,073,452 shares. The address of Capital International Investors is 333 South Hope Street, 55th Fl, Los Angeles, CA 90071.
(2) Information based on a Schedule 13G/A filed February 9, 2023 by The Vanguard Group, with respect to Aramark common stock, reporting beneficial ownership by The Vanguard Group, and certain of its subsidiaries, consisting of shared voting power with respect to 163,521 Aramark shares, sole dispositive power over 23,783,996 Aramark shares and shared dispositive power over 503,688 Aramark shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(3) Information based on a Schedule 13G/A filed February 14, 2023 by RBC Capital Markets, LLC, with respect to Aramark common stock, reporting beneficial ownership by RBC Capital Markets, LLC, consisting of shared voting power and shared dispositive power over 17,001,405 Aramark shares. The address of RBC Capital Markets, LLC is 200 Vesey Street, New York, NY 10281.

Stock Ownership of Directors and Executive Officers
The following table sets forth information concerning the beneficial ownership of Vestis common stock as of December 1, 2023 by (i) each director, (ii) each of the named executive officers and (iii) all Vestis directors and executive officers as a group. Each person has the sole power to vote and dispose of the shares he or she beneficially owns.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Phillip Holloman(1)	—	—
Doug Pertz(1)	—	—
Richard L. Burke(1)	—	—
Tracy C. Jokinen(1)	—	—
Lynn McKee(2)	193,147	*
Kim Scott(3)	78,457	*
Mary Anne Whitney(1)	—	—
Ena Williams(1)	—	—
Rick Dillon(4)	17,151	*
Timothy Donovan(5)	17,190	*
Angela Kervin(6)	7,728	*
Grant Shih	—	—
Directors and Executive Officers as a Group (12 Persons)(7)	313,673	*
__________________
* Less than one percent.
(1) Does not include 10,583 (2,352 in the case of Ms. Whitney) deferred stock units that are vested and settled seven months after termination of service as a director.
(2) Includes beneficial ownership of shares held by a limited partnership for which Ms. McKee serves as a general partner and shares held in trusts over which Ms. McKee may be deemed to have investment control and 22,588 shares over which family members of Ms. McKee have voting or investment power.
(3) Shares shown as beneficially owned by Ms. Scott include 42,626 shares subject to options that are vested or vest within 60 days of December 1, 2023.
(4) Shares shown as beneficially owned by Mr. Dillon include 14,174 shares subject to options that are vested or vest within 60 days of December 1, 2023.
(5) Shares shown as beneficially owned by Mr. Donovan include 14,234 shares subject to options that are vested or vest within 60 days of December 1, 2023.
(6) Shares shown as beneficially owned by Ms. Kervin include 5,847 shares subject to options that are vested or vest within 60 days of December 1, 2023.
(7) Shares shown as beneficially owned by all directors and executive officers as a group reflect 76,881 shares subject to stock options exercisable as of December 1, 2023 or within 60 days of December 1, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Agreements with Aramark

Prior to the Separation, we were wholly owned by Aramark. Following the Separation, we and Aramark operate separately, each as an independent public company.

Prior to the Separation, we and Aramark entered into the separation and distribution agreement. We also entered into various other agreements that outline the terms and conditions of the separation and distribution and provide a framework for our relationship with Aramark after the Separation, such as the transition services agreement, tax matters agreement and the employee matters agreement.

The summaries of each of the agreements listed above are qualified in their entireties by reference to the full text of the applicable agreements, forms of which are filed as exhibits to this Annual Report.

Separation and Distribution Agreement

Transfer of Assets and Assumption of Liabilities

The separation and distribution agreement identifies the assets transferred, the liabilities assumed and the contracts transferred to each of us and Aramark as part of the Separation of us from Aramark into an independent, publicly traded company, and provides for when and how these transfers and assumptions occur. In particular, the separation and distribution agreement provides that, among other things, subject to the terms and conditions contained therein:
•certain assets related to us, which this Annual Report refers to as the “Vestis Assets,” are retained by or transferred to us or one of our subsidiaries. Subject to certain exceptions, assets that are exclusively related to us are Vestis Assets;
•certain liabilities related to us or the Vestis Assets, which this Annual Report refers to as the “Vestis Liabilities,” are retained by or transferred to us. Subject to certain exceptions, liabilities that arise out of or are resulting from us, including liabilities of various legal entities that are subsidiaries of us following the separation, are Vestis Liabilities; and
•all of the assets and liabilities (including whether accrued, contingent or otherwise) other than the Vestis Assets and the Vestis Liabilities (such assets and liabilities, other than the Vestis Assets and the Vestis Liabilities, this Annual Report refers to as the “Aramark Assets” and “Aramark Liabilities,” respectively) are retained by or transferred to Aramark.

Except as expressly set forth in the separation and distribution agreement or any ancillary agreement, neither us nor Aramark made any representation or warranty as to the assets, business or liabilities transferred or assumed as part of the Separation, as to any approvals or notifications required in connection with the transfers, as to the value of or the freedom from any security interests of any of the assets transferred, as to the absence or presence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset of either of us or Aramark, or as to the legal sufficiency of any document or instrument delivered to convey title to any asset or thing of value transferred in connection with the separation. All assets were transferred on an “as is,” “where is” basis, and the respective transferees bear the economic and legal risks that any conveyance prove to be insufficient to vest in the transferee good and marketable title, free and clear of all security interests, that any necessary consents or governmental approvals are not obtained, or that any requirements of law, agreements, security interests or judgments are not complied with.

Information in this Annual Report with respect to the assets and liabilities of the parties following the Separation is presented based on the allocation of such assets and liabilities pursuant to the separation and distribution agreement, unless the context otherwise requires. The separation and distribution agreement provides that in the event that the transfer of certain assets and liabilities (or a portion thereof) to us or Aramark, as applicable, did not occur prior to the Separation, then until such assets or liabilities (or a portion thereof) are able to be transferred, we or Aramark, as applicable, will hold such assets on behalf and for the benefit of the transferee, and will pay, perform and discharge such liabilities, for which the transferee will reimburse us or Aramark, as applicable, for all commercially reasonable payments made in connection with the performance and discharge of such liabilities.

The separation and distribution agreement also governs the rights and obligations of the parties regarding the distribution following the completion of the Separation. On the distribution date, Aramark distributed to its stockholders that hold Aramark common stock as of the record date for the distribution all of the issued and outstanding shares of our common stock (other than a number of shares of Vestis common stock (less than 1% of Vestis’ issued and outstanding shares of common stock upon the distribution) which were contributed to a donor advised fund in order to fund charitable contributions) on a pro rata basis on the basis of one Vestis share for every two Aramark shares held. Stockholders received cash in lieu of any fractional shares.

Claims

In general, each party to the separation and distribution agreement assumes liability for all pending, threatened and unasserted legal matters arising from its own business or its assumed or retained liabilities and will indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters.

Releases

The separation and distribution agreement provides that we and our affiliates release and discharge Aramark and its affiliates from all liabilities assumed by us as part of the separation, from all acts and events occurring or failing to occur, and all conditions existing, on or before the distribution date arising from us, the Vestis Assets and the Vestis Liabilities and from all liabilities existing or arising in connection with the implementation of the separation, except as expressly set forth in the separation and distribution agreement. Aramark and its affiliates release and discharge us and our affiliates from all liabilities retained by Aramark and its affiliates as part of the separation, from all acts and events occurring or failing to occur, and all conditions existing, on or before the distribution date arising from the Aramark Business, the Aramark Assets and the Aramark Liabilities, and from all liabilities existing or arising in connection with the implementation of the separation, except as expressly set forth in the separation and distribution agreement.

These releases do not extend to obligations or liabilities under any agreements between the parties that remain in effect following the separation, which agreements include the separation and distribution agreement and the other agreements described “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Indemnification

In the separation and distribution agreement, we agree to indemnify, defend and hold harmless Aramark, each of their respective affiliates, and each of Aramark’s affiliates’ directors, officers, employees and agents, from and against all liabilities arising out of or resulting from:
•the Vestis Liabilities;
•Our failure or the failure of any other person to pay, perform or otherwise promptly discharge any of the Vestis Liabilities, in accordance with their respective terms, whether prior to, at or after the distribution;
•except to the extent arising from an Aramark Liability, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement, arrangement, commitment or understanding for the benefit of us by Aramark that survives the distribution;
•any breach by us of the separation and distribution agreement or any of the ancillary agreements; and
•any untrue statement or alleged untrue statement or omission or alleged omission of a material fact in the Form 10-12B/A filed with the SEC on September 6, 2023 or other related disclosure document (as amended or supplemented), except for any such statements or omissions made explicitly in Aramark’s name.
Aramark agrees to indemnify, defend and hold harmless us, each of our affiliates and each of our affiliates’ directors, officers, employees and agents from and against all liabilities arising out of or resulting from:
•the Aramark Liabilities;
•the failure of Aramark or any other person to pay, perform or otherwise promptly discharge any of the Aramark Liabilities in accordance with their respective terms whether prior to, at or after the distribution;
•except to the extent arising from a Vestis Liability, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement, arrangement, commitment or understanding for the benefit of Aramark by us that survives the distribution;
•any breach by Aramark of the separation and distribution agreement or any of the ancillary agreements; and
•any untrue statement or alleged untrue statement or omission or alleged omission of a material fact made explicitly in Aramark’s name in the Form 10-12B/A filed with the SEC on September 6, 2023 or other related disclosure document (as amended or supplemented).

The separation and distribution agreement also establishes procedures with respect to claims subject to indemnification and related matters.

Indemnification with respect to taxes, and the procedures related thereto, are governed by the tax matters agreement.

Insurance

The separation and distribution agreement provides for the allocation between the parties of rights and obligations under existing insurance policies with respect to occurrences prior to the distribution and sets forth procedures for the administration of insured claims and related matters.

Further Assurances

In addition to the actions specifically provided for in the separation and distribution agreement, except as otherwise set forth therein or in any ancillary agreement, we and Aramark agreed in the separation and distribution agreement to use reasonable best efforts, prior to, on and after the distribution date, to take, or cause to be taken, all actions, and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws, regulations and agreements to consummate and make effective the transactions contemplated by the separation and distribution agreement and the ancillary agreements.

Dispute Resolution

The separation and distribution agreement contains provisions that govern, except as otherwise provided in any ancillary agreement, the resolution of disputes, controversies or claims that may arise between us and Aramark related to the separation or distribution and that are unable to be resolved through good faith discussions between us and Aramark. If such efforts are not successful, one of the parties in dispute may submit the dispute, controversy or claim to nonbinding mediation and if such efforts are still not successful, either party may (i) commence binding arbitration if the amount in dispute is less than $100,000,000 and the dispute does not involve primarily non-monetary relief or (ii) commence litigation if the amount in dispute totals $100,000,000 or more or involves primarily non-monetary relief, in each case subject to or as otherwise set forth in the provisions of the separation and distribution agreement.

Expenses

Except as expressly set forth in the separation and distribution agreement or in any ancillary agreement, the party incurring the expense will be responsible for all fees, costs and expenses incurred in connection with the separation prior to the distribution date.

Other Matters

Other matters governed by the separation and distribution agreement include, among others, approvals and notifications of transfer, termination of intercompany agreements, shared contracts, financial information certifications, transition committee provisions, confidentiality, access to and provision of records, privacy and data protection, production of witnesses, privileged matters and financing arrangements.

Amendment and Termination

The separation and distribution agreement provides that no provision of the separation and distribution agreement or any ancillary agreement may be waived, amended, supplemented or modified by a party without the written consent of the party against whom it is sought to enforce such waiver, amendment, supplement or modification.

After the distribution date, the separation and distribution agreement may not be terminated, except by an agreement in writing signed by both us and Aramark.

Transition Services Agreement

We and Aramark entered into a transition services agreement in connection with the separation pursuant to which we and Aramark and our respective affiliates will provide each other, on an interim, transitional basis, various services, including, but not limited to, administrative, information technology and cybersecurity support services and certain finance, treasury, tax and governmental function services. The services will be provided in a manner consistent with past practices or otherwise how such services were currently performed within Aramark. The pricing is expected to be on a cost or cost-plus basis (based on actual costs incurred by the party rendering the services plus a fixed percentage) or an hourly rate. The party receiving each transition service will be provided with reasonable information that supports the charges for such transition service by the party providing the service.

The services commenced on the distribution date and terminate no later than 24 months following the distribution date. The receiving party may terminate any services by giving prior written notice to the provider of such services and paying any applicable wind-down charges.

Subject to certain exceptions, the liabilities of each party providing services under the transition services agreement will generally be limited to the aggregate charges actually paid to such party by the other party in the prior 12 months (or such shorter period if 12 months have not elapsed) pursuant to the transition services agreement. The transition services agreement also provide that the provider of a service will not be liable to the recipient of such service for any lost profits, special, indirect, incidental, consequential, punitive, exemplary, remote, speculative or similar damages.

Tax Matters Agreement

In connection with the separation, we and Aramark entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

The tax matters agreement provides special rules that allocate tax liabilities in the event the distribution or certain related transactions fail to qualify as transactions that are tax-free for U.S. federal income tax purposes (other than any cash that Aramark stockholders receive in lieu of fractional shares). Under the tax matters agreement, we will generally agree to indemnify Aramark and its affiliates against any and all tax-related liabilities incurred by them relating to the distribution and certain related transactions, to the extent caused by any representation by us being incorrect or an acquisition of our stock or assets or by any other action undertaken or failure to act by us. This indemnification will apply even if Aramark has permitted us to take an action that would otherwise have been prohibited under the tax-related covenants described below.

Pursuant to the tax matters agreement, we agreed to covenants that contain restrictions intended to preserve the tax-free status of the distribution and certain related transactions. We may take certain actions prohibited by these covenants only if we obtain and provide to Aramark an IRS ruling or an opinion from a U.S. tax counsel or accountant of recognized national standing, in each case satisfactory to Aramark in its sole and absolute discretion, to the effect that such action would not jeopardize the tax-free status of these transactions, or if we obtain prior written consent of Aramark, in its sole and absolute discretion, waiving such requirement. We are barred from taking any action, or failing to take any action, where such action or failure to act adversely affects or could reasonably be expected to adversely affect the tax-free status of these transactions, for all relevant time periods. During the period ending two years after the date of the distribution, the tax matters agreement will include specific restrictions on our (i) discontinuing the active conduct of our trade or business; (ii) issuance or sale of stock or other securities (including securities convertible into our stock, but excluding certain compensatory arrangements); (iii) liquidating or merging or consolidating with any other person; (iv) amending our certificate of incorporation (or other organizational documents) or taking any other action, whether through a stockholder vote or otherwise, affecting the voting rights of our common stock; (v) sales of assets outside the ordinary course of business; and (vi) entering into any other corporate transaction which would cause us to undergo a 50% or greater change in its stock ownership in the aggregate.

Employee Matters Agreement

We and Aramark entered into an employee matters agreement in connection with the Separation to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to former employees of Aramark and current employees and non-employee directors of each company.

The employee matters agreement provides that, unless otherwise specified, each party is responsible for liabilities associated with current and former employees of such party and its subsidiaries for purposes of post-separation compensation and benefits matters.

The employee matters agreement also governs the terms of equity-based awards granted by Aramark prior to the separation. See “Treatment of Equity-Based Compensation” below.

Treatment of Equity-Based Compensation

In connection with the separation and distribution, Aramark equity-based awards that are outstanding immediately prior to the Separation either remained awards in respect of Aramark common stock or converted into awards in respect of Vestis common stock, in each case adjusted to reflect the separation and distribution. Generally, equity awards held by an individual who is an employee of Vestis following the separation and distribution (a “Vestis Employee”) was converted into awards in respect of Vestis common stock, and awards held by employees who remained employed by Aramark following the separation and distribution and former employees as of immediately prior to the Separation remained awards in respect of Aramark common stock. Specifically, awards held by Vestis Employees are treated as follows:

Restricted Stock Units (“RSUs”). Each RSU award with respect to Aramark common stock held by a Vestis Employee was converted into an RSU award with respect to Vestis common stock, with the number of shares of Vestis common stock subject to each such converted RSU award adjusted in a manner intended to preserve the aggregate intrinsic value of the Aramark RSU award as measured immediately before and immediately after the separation and distribution, subject to rounding. Such adjusted Vestis RSU award is otherwise subject to the same terms and conditions as those that applied to the Aramark RSU award immediately prior to the separation and distribution.

Performance Stock Units (“PSUs”). Each PSU award with respect to Aramark common stock held by a Vestis Employee was converted into a PSU award with respect to Vestis common stock, with the number of shares of Vestis common stock subject to each such converted PSU award adjusted in a manner intended to preserve the aggregate intrinsic value of the Aramark PSU award at maximum as measured immediately before and immediately after the separation and distribution, subject to rounding. Such adjusted Vestis PSU award is otherwise subject to the same terms and conditions as those that applied to the Aramark PSU award immediately prior to the separation and distribution, other than with respect to the performance goals, which (i) for the first two years of the 2022-2024 performance period, was measured and established by the Compensation Committee of the Aramark Board of Directors in November 2023 and (ii) for all other performance years and periods applicable to the Vestis PSUs, was established by the Compensation and Human Resources Committee of the Vestis Board of Directors in November 2023.

Stock Options. Each stock option to acquire a share of Aramark common stock held by a Vestis Employee following the Separation was converted into an award of stock options with respect to Vestis common stock. The exercise price of, and number of shares subject to, each such converted stock option award was adjusted in a manner intended to preserve the aggregate intrinsic value of the Aramark stock option award as measured immediately before and immediately after the Separation, subject to rounding. Such adjusted stock option award is otherwise subject to the same terms and conditions that applied to the original Aramark award immediately prior to the Separation.

Other Arrangements

We entered into the following commercial agreements with Aramark and its related entities.

Uniform and Workplace Supplies Rental Services Agreements

We entered into agreements under which we provide uniform and workplace supplies rental services to Aramark businesses in the United States. We recorded associated revenues of $45.2 million, $39.0 million and $28.4 million for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, in connection with such agreements. In connection with the separation, we entered into a master agreement with Aramark that consolidated the existing agreements and governs our provision of uniform and workplace supplies rental services to Aramark.

We entered into an agreement under which we provide uniform and workplace supplies rental services to Aramark businesses and to third party members of Aramark-owned group purchasing organizations (“GPOs”) in Canada, including Complete Purchasing Services, Quasep, and Gespra. We recorded associated revenues of $4.5 million, $3.5 million $2.2 million for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, and made associated payments to Aramark of $0.3 million, $0.4 million and $0.2 million for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, in connection with such agreement. We intend for this agreement to continue after the separation.

Uniforms and Workplace Supplies Direct Sale Agreements

We sell uniforms and workplace supplies to Aramark businesses in the United States and Canada. We recorded associated revenues of $8.6 million, $8.0 million and $7.3 million for the fiscal years ended September 29, 2023,

September 30, 2022 and October 1, 2021, respectively, in connection with such transactions. In connection with the separation, we expect to enter into a master agreement that governs the direct sale of uniforms and workplace supplies to Aramark in the United States and Canada.

Avendra Agreements

We entered into an agreement under which we provide uniform and workplace supplies rental services to third party members of Avendra, an Aramark owned GPO, in the United States. We recorded associated revenues of $0.5 million, $0.5 million and $0.1 million for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, and made associated payments to Aramark of $14,000, $15,000 and $1,000 for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, in connection with such agreement. We intend for this agreement to continue after the separation.

We entered into an agreement effective September 2021 under which we provide uniform and workplace supplies rental services to third party members of Avendra in Canada. We recorded associated revenues of $0.2 million, $0.1 million and $0.1 million for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, and made associated payments to Aramark of $3,000, $7,000 and zero for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, in connection with such agreement. We intend for this agreement to continue after the separation.

We purchase certain products directly from third-party suppliers on terms negotiated by Avendra. These purchases were made by us as an affiliate of Aramark. We entered into an agreement under which we will continue to purchase products from third-party suppliers as a member of Avendra after the separation. We made payments to such third-party suppliers of $5.9 million, $5.3 million and $5.0 million for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, in connection with such purchases made through Avendra. After the separation, we will pay Aramark a nominal procurement fee in connection with purchases made under this agreement.

Breakroom Services Agreements

We entered into agreements under which we receive coffee and other breakroom-related services and supplies from Aramark Refreshment Services, a subsidiary of Aramark. We made associated payments to Aramark of $0.5 million, $0.5 million and $0.4 million for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, in connection with such agreements. We intend for these agreements to continue after the separation.

Procedures for Approval of Related Persons Transactions

We have a written Related Person Transaction Approval Policy regarding the review, approval and ratification of transactions between Vestis and related persons of Vestis. This policy applies to any transaction or series of transactions in which Vestis or a subsidiary is a participant, the amount involved exceeds $120,000 and a “Related Person” (as defined in Item 404(a) of SEC Regulation S-K) has a direct or indirect material interest; provided, however, that our Board of Directors determined that certain transactions not required to be reported pursuant to Item 404(a) of SEC Regulation S-K are not considered to be transactions covered by the policy. Under the policy, a related person transaction must be reported to our General Counsel and be reviewed and approved or ratified by the Audit Committee (or disinterested members of our Board of Directors) in accordance with the terms of the policy, prior to the effectiveness or consummation of the transaction, whenever practicable. The Audit Committee reviews all relevant information available to it about the potential related person transaction. The Audit Committee, in its sole discretion, may impose such conditions as it deems appropriate on the company or the Related Person in connection with the approval of the Related Person transaction.

Item 14.    Principal Accounting Fees and Services.
Deloitte & Touche LLP ("Deloitte") has served as the Company’s independent registered public accounting firm since 2023. Set forth below is information relating to the aggregate fees billed by Deloitte for professional services rendered for fiscal 2023 as well as a description of each fee category. Due to the timing of the spin-off from Aramark, the Vestis full Board was not appointed and its committees were not fully constituted during most of fiscal 2023. As a result, the majority of the services presented in the table below were approved by Aramark’s audit committee.

Fiscal 2023
(in thousands)
Audit Fees(1)	$3,244
Audit-related Fees	—
Tax Fees	—
All Other Fees	—
Total	$3,244
(1) Audit fees include fees and expenses for procedures related to the audit of Vestis Form 10-12B/A registration statement for the fiscal years ended September 30, 2022 and October 1, 2021, the audit of annual financial statements for the year ended September 29, 2023, and the review of interim financials for the year to date periods ended December 30, 2022, December 31, 2021, June 30, 2023 and July 1, 2022.

Policy for the Pre-Approval of Audit and Permissible Non-Audit Services
The Audit Committee annually reviews and pre-approves the services that may be provided by the Company’s independent registered public accounting firm without obtaining further specific pre-approval from the Audit Committee. The Audit Committee has also adopted a Pre-Approval Policy that contains a list of pre-approved services, which the Audit Committee may revise from time to time, based on subsequent determinations. The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee, or in his absence or unavailability, to another specified member of the Audit Committee. The chairman of the Audit Committee or such specified member will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description
2.1†
Separation and Distribution Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

3.1	Amended and Restated Certificate of Incorporation of Vestis Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)
3.2	Amended and Restated Bylaws of Vestis Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)
10.1†
Transition Services Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.2†
Tax Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.3
Employee Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.4+
Form of Indemnification Agreement by and between Vestis Corporation and individual directors or officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.5†
Credit Agreement, dated as of September 29, 2023, among Vestis Corporation, as U.S. Borrower, Canadian Linen and Uniform Service Corp., as Canadian Borrower, each Subsidiary of Vestis Corporation from time to time party thereto, the financial institutions from time to time party thereto, the issuing banks named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.6+	Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)
10.7+
Form of Deferred Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.8+
Form of Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.9+
Form of Stock Option Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.10+
Form of Performance Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.11+
Offer Letter, dated as of September 20, 2021, by and between Aramark and Kim Scott (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)

10.12+
Agreement Relating to Employment and Post-Employment Competition, dated as of September 20, 2021, by and between Aramark and Kim Scott (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)

10.13+*	Offer Letter, dated as of February 22, 2022, by and between Aramark and Rick Dillon

10.14+
Agreement Relating to Employment and Post-Employment Competition, dated as of February 25, 2022, by and between Aramark and Rick Dillon (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)

10.15+*	Offer Letter, dated as of December 31, 2021, by and between Aramark and Timothy Donovan
10.16+
Agreement Relating to Employment and Post-Employment Competition, dated as of December 31, 2021, by and between Aramark and Timothy Donovan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)

10.17+*	Offer Letter, dated as of December 22, 2022, by and between Aramark and Angela J. Kervin
10.18+
Agreement Relating to Employment and Post-Employment Competition, dated as of December 22, 2022, by and between Aramark and Angela J. Kervin (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)

10.19+
Amendment to Agreement Relating to Employment and Post-Employment Competition, dated as of January 31, 2023, by and between Aramark and Angela J. Kervin (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)

10.20+	Form of Director Letter (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)
10.21+	Vestis Corporation Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2023; File No. 001-41783)
10.22+	Vestis Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2023; File No. 001-41783)
10.23+*	Offer Letter, dated as of November 18, 2022, by and between Aramark and Grant Shih
10.24+*	Agreement Relating to Employment and Post-Employment Competition, dated as of November 18, 2022, by and between Aramark and Grant Shih
21.1*	List of subsidiaries of Vestis Corporation
23.1*	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP
31.1*	Certification of Kim Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Rick Dillon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Kim Scott, Chief Executive Officer, and Rick Dillon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________
† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
+ Represents a management contract or compensatory arrangement.
* Filed herewith.
Item 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2023.

Vestis Corporation

By:	/s/ RICK DILLON
Name:	Rick Dillon
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2023.

Name	Capacity
/s/ KIM SCOTT	Chief Executive Officer and Director
Kim Scott	(Principal Executive Officer)
/s/ RICK DILLON	Executive Vice President and Chief Financial Officer
Rick Dillon	(Principal Financial Officer)
/s/ BRYAN JOHNSON	Chief Accounting Officer
Bryan Johnson	(Principal Accounting Officer)
/s/ PHILLIP HOLLOMAN	Director, Chairman
Phillip Holloman
/s/ DOUG PERTZ	Director, Vice Chairman
Doug Pertz
/s/ RICHARD BURKE	Director
Richard Burke
/s/ TRACY JOKINEN	Director
Tracy Jokinen
/s/ LYNN B. MCKEE	Director
Lynn B. McKee
/s/ MARY ANNE WHITNEY	Director
Mary Anne Whitney
/s/ ENA WILLIAMS	Director
Ena Williams