Form 10-Q
period 2023-12-29
Vestis Corp
filed 2024-02-09
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-41783
Vestis Corporation
(Exact name of registrant as specified in its charter)

Delaware	92-2573927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Colonial Center Parkway, Suite 140, Roswell, Georgia	30076
(Address of Principal Executive Offices)	(Zip Code)
(470) 226-3655
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VSTS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 26, 2024, the registrant had 131,443,138 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the securities laws. All statements that reflect our expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as “believe,” “aim,” “anticipate,” “estimate,” “expect,” “future,” “goal,” “have confidence,” “intend,” “likely,” “look to,” “may,” “outlook,” “project,” “plan,” “seek,” “see,” “should,” “will,” “will be,” “will continue,” “will likely,” and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, and actual results or outcomes may differ materially from those that we expected. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions, we can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.
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
The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 21, 2023 and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
VESTIS CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	December 29, 2023	September 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$48,857	$36,051
Receivables (net of allowances: $23,509 and $25,066)	403,265	392,916
Inventories, net	149,929	174,719
Rental merchandise in service, net	400,114	399,035
Other current assets	25,485	17,244
Total current assets	1,027,650	1,019,965
Property and Equipment, at cost:
Land, buildings and improvements	575,418	585,797
Equipment	1,132,022	1,110,812
	1,707,440	1,696,609
Less - Accumulated depreciation	(1,046,462)	(1,032,078)
Total property and equipment, net	660,978	664,531
Goodwill	965,251	963,543
Other Intangible Assets, net	232,579	238,608
Operating Lease Right-of-use Assets	57,859	57,890
Other Assets	217,429	212,587
Total Assets	$3,161,746	$3,157,124
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$26,250	$26,250
Current maturities of financing lease obligations	29,151	27,659
Current operating lease liabilities	19,681	19,935
Accounts payable	130,001	134,498
Accrued payroll and related expenses	97,703	113,771
Accrued expenses and other current liabilities	91,019	73,412
Total current liabilities	393,805	395,525
Long-Term Borrowings	1,454,803	1,462,693
Noncurrent Financing Lease Obligations	106,675	105,217
Noncurrent Operating Lease Liabilities	45,845	46,084
Deferred Income Taxes	208,156	217,647
Other Noncurrent Liabilities	48,304	52,598
Total Liabilities	2,257,588	2,279,764
Commitments and Contingencies (see Note 9)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 131,437,093 shares issued and outstanding as of December 29, 2023	1,314	—
Additional paid-in capital	919,710	—
Retained earnings	7,667	—
Net parent investment	—	908,533
Accumulated other comprehensive loss	(24,533)	(31,173)
Total Equity	904,158	877,360
Total Liabilities and Equity	$3,161,746	$3,157,124
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	December 29, 2023	December 30, 2022
Revenue	$717,923	$700,696
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	502,381	496,113
Depreciation and amortization	35,362	33,887
Selling, general and administrative expenses	132,582	126,323
Total Operating Expenses	670,325	656,323
Operating Income	47,598	44,373
Interest Expense and Other, net	(30,775)	190
Income Before Income Taxes	16,823	44,563
Provision for Income Taxes	4,557	11,095
Net Income	$12,266	$33,468

Earnings per share:
Basic	$0.09	$0.26
Diluted	$0.09	$0.26
Weighted Average Shares Outstanding:
Basic	131,390	130,725
Diluted	131,735	130,725
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	December 29, 2023	December 30, 2022
Net Income	$12,266	$33,468
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	6,640	5,748
Other Comprehensive Income, net of tax	6,640	5,748
Comprehensive Income	$18,906	$39,216
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	December 29, 2023	December 30, 2022
Cash flows from operating activities:
Net Income	$12,266	$33,468
Adjustments to reconcile Net Income to Net cash provided by operating activities:
Depreciation and amortization	35,362	33,887
Deferred income taxes	(2,576)	196
Share-based compensation expense	4,716	4,496
Asset write-down	—	5,120
Changes in operating assets and liabilities:
Receivables, net	(9,462)	(14,937)
Inventories, net	25,054	(18,336)
Rental merchandise in service, net	(118)	(3,860)
Other current assets	(8,170)	4,226
Accounts payable	(4,758)	2,001
Accrued expenses	9,503	(35,220)
Changes in other noncurrent liabilities	(7,350)	38
Changes in other assets	(3,920)	(3,467)
Other operating activities	958	361
Net cash provided by operating activities	51,505	7,973
Cash flows from investing activities:
Purchases of property and equipment and other	(16,949)	(13,655)
Disposals of property and equipment	—	719
Net cash used in investing activities	(16,949)	(12,936)
Cash flows from financing activities:
Payments of long-term borrowings	(8,750)	—
Payments of financing lease obligations	(7,612)	(6,889)
Net cash distributions (to) from Parent	(3,573)	4,580
Other financing activities	(1,710)	—
Net cash used in financing activities	(21,645)	(2,309)
Effect of foreign exchange rates on cash and cash equivalents	(105)	359
Increase (decrease) in cash and cash equivalents	12,806	(6,913)
Cash and cash equivalents, beginning of period	36,051	23,736
Cash and cash equivalents, end of period	$48,857	$16,823
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 29, 2023	—	$—	$—	$—	$908,533	$(31,173)	$877,360
Separation-related adjustments	—	—	—	—	9,485	—	9,485
Issuance of common stock in connection with the Separation and reclassification of net parent investment(1)	131,225	1,312	916,706	—	(918,018)	—	—
Net Income	—	—	—	12,266	—	—	12,266
Dividends Declared ($0.035 per common share)	—	—	—	(4,599)	—	—	(4,599)
Other Comprehensive Income	—	—	—	—	—	6,640	6,640
Share-based compensation expense	—	—	4,716	—	—	—	4,716
Issuance of common stock upon exercise of stock options or awards of restricted stock units	212	2	71	—	—	—	73
Tax payments related to shares withheld for share based compensation plans	—	—	(1,783)	—	—	—	(1,783)
Balance, December 29, 2023	131,437	$1,314	$919,710	$7,667	$—	$(24,533)	$904,158
__________________
(1) The issuance of common stock in connection with the Separation consists of 130.7 million shares of common stock distributed and 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions.

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 30, 2022	—	$—	$—	$—	$2,367,492	$(31,680)	$2,335,812
Net Income	—	—	—	—	33,468	—	33,468
Net Transfers from Parent	—	—	—	—	9,077	—	9,077
Other Comprehensive Income	—	—	—	—	—	5,748	5,748
Balance, December 30, 2022	—	$—	$—	$—	$2,410,037	$(25,932)	$2,384,105
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION:
Vestis Corporation ("Vestis", the "Company", “we” or “us”) is a leading provider of uniforms and workplace supplies across the United States and Canada. The Company provides uniforms, mats, towels, linens, restroom supplies, first-aid supplies and safety products. The Company’s customer base participates in a wide variety of industries, including manufacturing, hospitality, retail, government, automotive, healthcare, food processing and pharmaceuticals. The Company serves customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations. The Company’s customers value the uniforms and workplace supplies it delivers as its services and products can help them reduce operating costs, enhance their brand image, maintain a safe and clean workplace and focus on their core business. The Company leverages its broad footprint and its supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts. In addition, the Company offers customized uniforms through direct sales agreements, typically for large, regional or national companies.
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
On September 30, 2023 (the "Distribution Date"), Aramark completed the previously announced spin-off of Vestis (the “Separation”). The Separation was completed through a distribution of the Company's common stock to holders of record of Aramark’s common stock as of the close of business on September 20, 2023 (the “Distribution”), which resulted in the issuance of approximately 131.2 million shares of common stock, which includes 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions. Aramark stockholders of record received one share of Vestis common stock for every two shares of common stock, par value $0.01, of Aramark. As a result of the Separation, the Company became an independent public company. Our common stock is listed under the symbol “VSTS” on the NYSE.
During the first quarter of fiscal 2024, certain Separation-related adjustments were recorded to reflect adjustments upon separation into a new public company and settlement of Separation transactions with Aramark, which resulted in a net increase in total equity of $9.5 million. These items substantially consisted of: (a) adjustments to the Company's deferred income tax liabilities and uncertain tax position reserves totaling $13.3 million as described in Note 12. Income Taxes, and (b) net cash transfers paid to Aramark of $3.6 million to settle transactions related to the Separation. In connection with the Separation, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and Aramark. See Note 13. Related Parties for more information on these agreements.
Basis of Presentation
The Consolidated and Combined Financial Statements (the "Financial Statements") were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. The Financial Statements reflect the historical results of operations, comprehensive income and cash flows for the three months ended December 29, 2023 and December 30, 2022 and the financial position as of

December 29, 2023 and September 29, 2023 for the Company and are denominated in United States (“U.S.”) dollars.
Prior to the Separation, the Company’s business functioned together with other Aramark businesses. The assets, liabilities, revenue and expenses of the Company prior to the Separation have been reflected as Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of Aramark, using the historical accounting policies applied by Aramark. Prior to the Separation, separate financial statements had not been prepared for the Company, and it has not operated as a standalone business from Aramark. The historical results of operations, financial position and cash flows of the Company prior to the Separation presented in these Combined Financial Statements may not be indicative of what they would have been had the Company actually been an independent standalone public company. Transactions between the Company and Aramark for the three months ended December 30, 2022 have been included in the Combined Financial Statements and are considered related party transactions (see Note 13. Related Parties).

After the Separation, Vestis became a standalone public company and the consolidated financial statements were prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These Consolidated and Combined Financial Statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances within the Company have been eliminated.
It is suggested that these Consolidated and Combined Financial Statements be read in conjunction with the combined financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2023. There have been no material changes in the accounting policies followed by the Company during the current fiscal year.
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In September 2022, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to enhance the transparency of supplier finance programs, which may be referred to as reverse factoring, payables finance or structured payables arrangements. The guidance requires that a buyer in a supplier finance program disclose the program’s nature, activity and potential magnitude. The guidance was effective for the Company in the first quarter of fiscal 2024. The Company adopted the ASU prospectively and adoption of this guidance did not have an impact on the Consolidated Financial Statements.
In October 2021, the FASB issued an ASU which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers as if it had originated the contracts. The guidance was effective for the Company in the first quarter of fiscal 2024. The Company adopted the ASU prospectively and adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
Standards Not Yet Adopted (from most to least recent date of issuance)
In November 2023, the FASB issued an ASU which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company's annual periods beginning September 28, 2024, and interim periods beginning October 4, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In December 2023, the FASB issued an ASU which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning October 4, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the Consolidated and Combined Financial Statements or are not expected to have a material impact on the Consolidated and Combined Financial Statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated and Combined Financial Statements and accompanying notes. The Company utilizes key estimates in preparing the financial statements including environmental estimates, goodwill, intangibles, insurance reserves, income taxes and long-lived assets. These estimates are based on historical information, current trends and information available from other sources. Actual results could materially differ from those estimates.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, financing leases, derivatives and borrowings. Management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, financing leases and borrowings are representative of their respective fair values. All derivatives are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter (refer to Note 5. Derivative Instruments for additional information).
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

Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of December 29, 2023 and September 29, 2023, the Company’s reserve for inventory was approximately $18.7 million for both periods. The inventory reserve is determined based on history and projected customer consumption and specific identification.
The components of inventories are as follows (in thousands):

	December 29, 2023	September 29, 2023
Raw Materials	$29,351	$35,332
Work in Process	1,296	1,104
Finished Goods	119,282	138,283
	$149,929	$174,719
Rental merchandise in service
Rental merchandise in service represents personalized work apparel, linens and other rental items in service. Rental merchandise in service is valued at cost less amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which primarily range from one to four years. The amortization rates are based on the Company’s specific experience and wear tests performed by the Company. These factors are critical to determining the amount of rental merchandise in service and related Cost of services provided (exclusive of depreciation and amortization) that are presented in the Consolidated and Combined Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.
During the three months ended December 29, 2023 and December 30, 2022, the Company recorded $80.8 million and $77.7 million, respectively, of amortization related to rental merchandise in service within “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated and Combined Statements of Income.
Supplemental Cash Flow Information
During the three months ended December 29, 2023, the Company paid interest related to principal debt of $29.4 million. During the three months ended December 30, 2022, the Company did not have material payments of interest related to principal debt.
NOTE 2.    SEVERANCE:
During the three months ended December 29, 2023, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $0.4 million were recorded within “Selling, general and administrative expenses” on the Consolidated Statements of Income for the three months ended December 29, 2023. No severance charges were recorded for the three months ended December 30, 2022. As of December 29, 2023 and September 29, 2023, the Company had an accrual of approximately $2.8 million and $3.4 million, respectively, related to unpaid severance obligations.

NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that is conducted annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows.
Changes in total goodwill for our reporting units during the three months ended December 29, 2023 are as follows (in thousands):

	September 29, 2023	Translation	December 29, 2023
United States	$896,237	$—	$896,237
Canada	67,306	1,708	69,014
Total	$963,543	$1,708	$965,251
Other intangible assets consist of (in thousands):

	December 29, 2023			September 29, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$383,964	$(168,314)	$215,650	$383,869	$(161,773)	$222,096
Trade names	16,929	—	16,929	16,512	—	16,512
	$400,893	$(168,314)	$232,579	$400,381	$(161,773)	$238,608
Amortization of intangible assets for the three months ended December 29, 2023 and December 30, 2022 was approximately $6.5 million and $6.5 million, respectively.
NOTE 4.    BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	December 29, 2023	September 29, 2023
Senior secured term loan facility, due September 2025	$800,000	$800,000
Senior secured term loan facility, due September 2028	691,250	700,000
Total principal debt issued	1,491,250	1,500,000
Unamortized debt issuance costs	(10,197)	(11,057)
Less - current portion	(26,250)	(26,250)
Long-term borrowings, net of current portion	$1,454,803	$1,462,693
The weighted-average interest rate for our senior secured term loan facilities was 7.74% for the three months ended December 29, 2023. The carrying amounts of the Company’s senior secured term loan facilities approximate their fair value as the interest rates are variable and reflective of market rates.

As of December 29, 2023, there was $5.3 million of letters of credit outstanding leaving $294.7 million available for borrowing under the revolving credit facility. At December 29, 2023, the Company was in compliance with all covenants under its credit facilities.

NOTE 5.    DERIVATIVE INSTRUMENTS:
Prior to the Separation, Aramark entered into contractual derivative arrangements to manage changes in market conditions related to exposure to fluctuating gasoline, diesel and natural gas fuel prices at the Company. These derivative arrangements transferred in-kind to the Company upon the execution of the Separation and Distribution Agreement between the Company and Aramark, which was effective upon the Separation on September 30, 2023. Derivative instruments utilized during the period include pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index, and pay fixed/receive floating natural gas fuel agreements based on the Henry Hub New York Mercantile Exchange index in order to limit the Company's exposure to price fluctuations for gasoline, diesel, and natural gas fuel mainly for the Company’s operations. All derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheet as of December 29, 2023. The counterparties to the contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. The Company did not enter into any new derivative arrangements for the three months ending December 29, 2023.
The corresponding impact on earnings related to the contractual derivative arrangements have been recorded within the Consolidated Statement of Income for the three months ended December 29, 2023. Additionally, prior to the Separation the impact on earnings related to the contractual derivative arrangements were allocated to the Company and recorded within the Combined Statement of Income for the three months ended December 30, 2022.
Derivatives not Designated in Hedging Relationships
As of December 29, 2023, the Company had gasoline and diesel contracts for approximately 2.9 million gallons and natural gas contracts for approximately 0.5 Metric Million British Thermal Units outstanding through June of fiscal 2024 related to the Company. The Company does not record its gasoline, diesel and natural gas fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts related to the Company was a loss of $0.9 million for the three months ended December 29, 2023 and a gain of $0.2 million for the three months ended December 30, 2022. As of December 29, 2023, the Company had $1.1 million of gasoline, diesel and natural gas fuel agreements recorded within "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet.
The following table summarizes the location of realized and unrealized loss (gain) for the Company’s derivatives not designated as hedging instruments in the Consolidated and Combined Statements of Income (in thousands):

		Three months ended
	Income Statement Location	December 29, 2023	December 30, 2022
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$2,120	$(458)

NOTE 6.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Three months ended
	December 29, 2023	December 30, 2022
United States:
Uniforms	$273,669	$273,322
Workplace Supplies	379,572	364,422
Total United States	653,241	637,744

Canada:
Uniforms	$26,031	$25,754
Workplace Supplies	38,651	37,198
Total Canada	64,682	62,952

Total Revenue	$717,923	$700,696
Revenue Recognition Policy
The Company generates and recognizes approximately 93% of its total revenue from route servicing contracts on both Uniforms, which the Company generally manufactures, and Workplace Supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). The Company generates its remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when the Company’s performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services or products described above and is presented net of sales and other taxes we collect on behalf of governmental authorities.

Certain customer route servicing contracts include terms and conditions that include components of variable consideration, which are typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Some contracts provide for customer discounts or rebates that can be earned through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When assessing if variable consideration should be limited, the Company evaluates the likelihood of whether uncontrollable circumstances could result in a significant reversal of revenue. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the three months ended December 29, 2023 or three months ended December 30, 2022. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within “Accrued expenses and other current liabilities” on the Consolidated and Combined Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in “Other Assets” on the Consolidated and Combined Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. The Company expenses sales commissions as incurred if the amortization period is one year or less. As of December 29, 2023 and September 29, 2023, the Company has $105.5 million and $104.4 million, respectively, of employee sales commissions recorded as assets within “Other Assets” on the Company’s Consolidated and Combined Balance Sheets. During the three months ended December 29, 2023 and December 30, 2022, the Company recorded $5.2 million and $4.9 million, respectively, of expense related to employee sales commissions within “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income.
NOTE 7.    LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment. Finance leases primarily relate to vehicles. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. A right-of-use asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (“short-term leases”).
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
The Company is required to discount its future minimum lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate. The Company uses a portfolio approach to determine the incremental borrowing rate based on the geographic location of the lease and the remaining lease term. The incremental borrowing rate is calculated using a base line rate plus an applicable margin.
The following table summarizes operating lease costs, consisting of fixed lease costs, variable lease costs and short-term lease costs. Additionally, the table summarizes finance lease costs, consisting of amortization of right-of-use asset and interest on lease liabilities (in thousands):

	Three months ended
	December 29, 2023	December 30, 2022
Lease costs:
Operating lease costs	$10,371	$10,434
Finance lease costs	$8,829	$8,591

Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

	Three months ended
	December 29, 2023	December 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,984	$6,039
Operating cash flows from finance leases	1,358	965
Financing cash flows from finance leases	7,612	6,889
Lease assets obtained in exchange for lease obligations:
Operating leases	$4,596	$2,930
Finance leases	10,275	8,862
Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows (in thousands):

	December 29, 2023	September 29, 2023
Weighted average remaining lease term (in years)
Operating leases	4.7	4.7
Finance leases	5.7	5.7
Weighted average discount rate
Operating leases	4.5%	4.4%
Finance leases	4.4%	4.3%
Future minimum lease payments under non-cancelable leases as of December 29, 2023 are as follows (in thousands):

	Operating leases	Finance leases	Total
2024 (remaining nine months)	$17,101	$25,545	$42,646
2025	18,375	31,369	49,744
2026	12,704	26,958	39,662
2027	9,052	22,582	31,634
2028	6,336	18,405	24,741
Thereafter	9,624	28,680	38,304
Total future minimum lease payments	$73,192	$153,539	$226,731
Less: Interest	(7,666)	(17,713)	(25,379)
Present value of lease liabilities	$65,526	$135,826	$201,352
NOTE 8.    SHARE-BASED COMPENSATION:
On September 30, 2023, Aramark completed the previously announced spin-off of Vestis through a distribution of the Company's common stock to holders of record of Aramark’s common stock as of the close of business on September 20, 2023, which resulted in previous Aramark equity awards being converted to Vestis equity awards. Additionally, the Company adopted the Vestis Corporation 2023 Long-Term Incentive Plan effective as of September 30, 2023. During the three months ended December 29, 2023, the Company granted equity awards to the Company's executives and directors on October 2, 2023 and to the Company's employees on December 6, 2023. The following table summarizes the share-based compensation expense and related information for Time-Based Options (“TBOs”), Time-Based Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”), Deferred Stock Units

("DSUs") and Employee Stock Purchase Plan (“ESPP”) classified as “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income (in thousands).

	Three months ended
	December 29, 2023	December 30, 2022
TBOs	$787	$311
RSUs	1,620	2,358
PSUs	952	203
DSUs	1,357	—
ESPP	—	597
	$4,716	$3,469
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended December 29, 2023:

	Shares Granted (in thousands)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1,765	$6.53
RSUs	339	$18.65
PSUs	646	$17.87
DSUs(1)	85	$17.01
Total	2,835
__________________
(1)During the three months ended December 29, 2023, the Company granted DSUs consisting of awards that either vested immediately upon grant or will vest on January 31, 2024.
Time-Based Options
The TBOs granted during the three months ended December 29, 2023 vest solely based upon continued employment over a three-year time period. All TBOs remain exercisable for ten years from the date of grant. The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility was derived from a peer group’s historical volatility as Vestis does not have sufficient historical volatility based on the expected term of the underlying options. The expected dividend yield was 0.0% for the October 2, 2023 grants as the Company had not declared a dividend prior to the grant date, and was 0.8% for the December 6, 2023 grants based on the dividend announced by the Company on November 29, 2023. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

The below table summarizes the TBOs valuation assumptions used in the Black-Scholes model during the three months ended December 29, 2023:

Three months ended
December 29, 2023
Expected volatility	32.3% - 33.5%
Expected dividend yield	0.0% - 0.8%
Expected life (in years)	6.0 - 6.5
Risk-free interest rate	4.1% - 4.7%
Time-Based Restricted Stock Units
For RSU grants awarded during the three months ended December 29, 2023, the RSU agreement provides that 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the grant date, subject to the participant’s continued employment with Vestis through each such anniversary. The grant-date fair value of RSUs is based on the fair value of Vestis' common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
Performance Stock Units
Under the Vestis Corporation 2023 Long-Term Incentive Plan, Vestis is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Vestis’ achievement of the performance condition. During the three months ended December 29, 2023, Vestis granted PSUs on October 2, 2023 subject to the level of achievement of adjusted EBITDA margin percentage and revenue growth (measured as compound annual growth rate) over three years with no additional market conditions. Additionally, on October 2, 2023 and December 6, 2023 Vestis granted PSUs subject to the level of achievement of cumulative adjusted EBITDA, cumulative adjusted free cash flow conversion rate and a total shareholder return modifier for the cumulative performance period of three years and the participant’s continued employment with Vestis. Vestis is accounting for the October 2, 2023 grants that do not include a market condition as performance-based awards, with grant date fair value based on the fair value of Vestis' common stock. Vestis is accounting for the October 2, 2023 and December 6, 2023 grants that include a market condition as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
NOTE 9.    COMMITMENTS AND CONTINGENCIES:
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of December 29, 2023 and September 29, 2023, the Company has $6.6 million and $6.8 million, respectively, recorded as liabilities within “Accrued expenses and other current liabilities” and $17.2 million and $17.3 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated and Combined Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of December 29, 2023 and September 29, 2023, the Company has $12.5 million and $12.3 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated and Combined Balance Sheets.
On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs allege that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs seek damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. The parties have engaged in discovery. AmeriPride has moved for summary judgment related to Cake Love. The case is currently stayed pending meditation. The Company believes it has numerous defenses and intends to continue to vigorously defend the action. The Company cannot predict the outcome of this legal matter, nor can it predict whether any outcome will have a material adverse effect on the combined statements of income and/or combined statements of cash flows. Accordingly, the Company has made no provisions for this legal matter in the Consolidated and Combined Financial Statements.
NOTE 10.    BUSINESS SEGMENTS:
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

Financial information by segment is as follows (in thousands):

	Three months ended
Revenue	December 29, 2023	December 30, 2022
United States	$653,241	$637,744
Canada	64,682	62,952
	$717,923	$700,696

	Three months ended
Operating Income	December 29, 2023	December 30, 2022
United States	$74,076	$63,838
Canada	4,556	5,358
Total Segment Operating Income	78,632	69,196
Corporate	(31,034)	(24,823)
Total Operating Income	$47,598	$44,373

	Three months ended
Reconciliation to Income Before Income Taxes	December 29, 2023	December 30, 2022
Total Operating Income	$47,598	$44,373
Interest Expense and Other, net	(30,775)	190
Income Before Income Taxes	$16,823	$44,563
NOTE 11.    EARNINGS PER SHARE:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

On September 30, 2023 the Company separated from Aramark. As referenced in Note 1. Nature of Business and Basis of Presentation, the Separation resulted in the initial issuance of approximately 131.2 million shares of Vestis common stock. For purposes of computing basic and diluted earnings per common share for the three months ended December 30, 2022, the number of Vestis common shares issued upon separation and distribution was used to reflect the outstanding shares.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three months ended
	December 29, 2023	December 30, 2022
Earnings:
Net Income	$12,266	$33,468
Shares:
Basic weighted-average shares outstanding	131,390	130,725
Effect of dilutive securities	345	—
Diluted weighted-average shares outstanding	131,735	130,725

Basic Earnings Per Share	$0.09	$0.26
Diluted Earnings Per Share	$0.09	$0.26

Antidilutive securities(1)	2,027	—
__________________
(1)Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
NOTE 12.    INCOME TAXES:

The Company’s operations were included in Aramark’s U.S. federal and state tax returns for taxable periods through the Company’s Separation from Aramark on September 30, 2023. With respect to such taxable periods, income taxes on the Company’s financial statements were calculated on a separate tax return basis. Beginning after the Separation, the Company is filing tax returns separate from Aramark, and its deferred taxes and effective tax rates may differ from those of the historical periods.

The Company's income tax rate was 27.1% and 24.9% for the three months ended December 29, 2023 and December 30, 2022, respectively. The Company’s effective tax rate for the three months ended December 29, 2023 and December 30, 2022 was higher than the U.S. statutory rate primarily due to state taxes and international operations in jurisdictions with higher income tax rates.

In connection with the Separation, the Company's net deferred tax liabilities decreased by $9.1 million, primarily related to shared-based compensation, inventoriable costs and tax attributes that were not part of the Company while consolidated with Aramark.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $0.2 million as of December 29, 2023 and $4.4 million at September 29, 2023. Our unrecognized benefits with respect to our uncertain tax positions decreased by $4.2 million as these remained the obligation of Aramark under the Tax Matters Agreement. The amount of accrued interest and penalties payable related to unrecognized tax benefits was less than $0.1 million as of December 29, 2023.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. At this time, we estimate that the amount of gross unrecognized tax positions will not decrease within the next 12 months.
NOTE 13.    RELATED PARTIES:
Prior to Separation

The Company’s Combined Financial Statements for the three months ended December 30, 2022 include general corporate expenses of Aramark, which were not historically allocated to the Company for certain support functions that are provided on a centralized basis by Aramark and are not recorded at the Company level, such as expenses related to finance, supply chain, human resources, information technology, share-based compensation, insurance and legal, among others (collectively, “General Corporate Expenses”). For purposes of these Combined Financial Statements, General Corporate Expenses have been allocated to the Company. General Corporate Expenses are included in the Combined Statements of Income in “Selling, general and administrative expenses” with the impact related to Aramark’s gasoline, diesel and natural gas derivative agreements included in “Cost of services provided”. These expenses have been allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount or other drivers. Management believes the assumptions underlying the Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from Aramark, are reasonable. Nevertheless, the Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

During the three months ended December 30, 2022, General Corporate Expenses allocated to the Company were $7.9 million.

After Separation

On September 30, 2023, the Separation was completed through the Distribution of the Company’s common stock to Aramark shareholders who held shares of Aramark common stock as of the close of business on September 20, 2023, the record date for the Distribution, which resulted in the issuance of approximately 131.2 million shares of common stock. As a result of the Distribution, Aramark shareholders received one share of the Company’s common stock for every two shares of common stock, par value $0.01, of Aramark. On October 2, 2023, the Company began trading as an independent, publicly traded company under the stock symbol “VSTS” on the NYSE.

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

During the three months ending December 29, 2023 the Company paid $4.6 million to Aramark under the various agreements described above. Current amounts due from and to Aramark as of December 29, 2023 were not material.

NOTE 14.    EQUITY:
Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended December 29, 2023 and December 30, 2022 were as follows (in thousands):

	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 29, 2023	$(26,103)	$(5,070)	$(31,173)
Other comprehensive income	6,640	—	6,640
Balance as of December 29, 2023	$(19,463)	$(5,070)	$(24,533)

	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 30, 2022	$(27,266)	$(4,414)	$(31,680)
Other comprehensive income	5,748	—	5,748
Balance as of December 30, 2022	$(21,518)	$(4,414)	$(25,932)
Dividends
On November 29, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on January 4, 2024 to shareholders of record at the close of business on December 15, 2023. The dividend payable of $4.6 million was recorded within Accrued expenses and other current liabilities on the Consolidated Balance Sheet as of December 29, 2023. The amount and timing of any future dividend payment is subject to the approval of the Company's Board of Directors.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the three months ended December 29, 2023 and December 30, 2022 should be read in conjunction with our audited Combined Financial Statements and the notes to those statements for the fiscal year ended September 29, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 21, 2023.
This discussion contains forward-looking statements, such as our plans, objectives, opinions, expectations, anticipations, intentions, and beliefs, that are based upon our current expectations but that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
All amounts discussed are in thousands of U.S. dollars, unless where otherwise indicated.
Company Overview
We are a leading provider of uniforms and workplace supplies across the United States and Canada. We provide a full range of uniform programs, managed restroom supply services, first aid supplies and safety products, as well as ancillary items such as floor mats, towels, and linens across the United States and Canada. We compete with national, regional, and local providers who vary in size, scale, capabilities and product and service offering. Primary methods of competition include product quality, service quality and price. Notable competitors of size include Cintas Corporation and UniFirst Corporation, as well as numerous regional and local competitors. Additionally, many businesses perform certain aspects of our product and service offerings in-house rather than outsourcing them and leveraging the benefits of full-service programs.
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
Separation from and Relationship with Aramark
On September 30, 2023 (the "Distribution Date"), Aramark completed the previously announced spin-off of Vestis (the “Separation”). The Separation was completed through a distribution of our outstanding common stock to stockholders of record of Aramark’s common stock as of the close of business on September 20, 2023. Aramark stockholders of record received one share of Vestis common stock for every two shares of common stock, par value $0.01, of Aramark.
Following the Separation, certain functions that Aramark provided to us prior to the Separation continue to be provided to us by Aramark under a transition services agreement.

Basis of Presentation
The Combined Financial Statements for the three months ending and as of December 30, 2022 have been derived from Aramark’s historical accounting records and were prepared on a standalone basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The assets, liabilities, revenue, and expenses of Vestis have been reflected in these Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of Aramark, using the historical accounting policies applied by Aramark. Historically, separate financial statements have not been prepared for Vestis as it previously did not operate as a standalone business from Aramark prior to the Separation. The historical results of operations, financial position and cash flows of Vestis presented in the Combined Financial Statements may not be indicative of what they would have been had we been an independent standalone public company, nor are they necessarily indicative of our future results of operations, financial position, and cash flows.

After the Separation, Vestis became a standalone public company and the consolidated financial statements were prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. For additional information, see Note 1. Nature of Business and Basis of Presentation to the Consolidated and Combined Financial Statements.
Fiscal Year
Our fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal years ended September 29, 2023 and September 27, 2024 are both 52-week periods.
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
Recent global events, including ongoing geopolitical events, have adversely affected global economies, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. While we do not have direct operations in Russia and Ukraine or in Israel, conflicts in those regions further disrupted global supply chains and heightened volatility and disruption of global financial markets. The ongoing volatility and disruption of financial markets caused by these global events, as well as other current global economic factors, triggered inflation in labor and energy costs and has driven significant changes in foreign currencies. The impact on our longer-term operational and financial performance will depend on future developments, including our response and governmental response to inflation, the duration and severity of the ongoing volatility and disruption of global financial markets and our ability to effectively hire and retain personnel. Some of these future developments are outside of our control and are highly uncertain.

Results of Operations
The following table presents an overview of our results with the amount of and percentage change between periods for the three months ended December 29, 2023 and December 30, 2022 (dollars in thousands).

	Three Months Ended		Change	Change
	December 29, 2023	December 30, 2022	$	%
Revenue	$717,923	$700,696	$17,227	2.5%
Operating Expenses:
Cost of services provided(1)	502,381	496,113	6,268	1.3%
Depreciation and amortization	35,362	33,887	1,475	4.4%
Selling, general and administrative expenses	132,582	126,323	6,259	5.0%
Total Operating Expenses	670,325	656,323	14,002	2.1%
Operating Income	47,598	44,373	3,225	7.3%
Interest Expense and Other, net	(30,775)	190	(30,965)	(16,297.4%)
Income Before Income Taxes	16,823	44,563	(27,740)	(62.2%)
Provision for Income Taxes	4,557	11,095	(6,538)	(58.9%)
Net Income	$12,266	$33,468	$(21,202)	(63.4%)
______________________
(1)Exclusive of depreciation and amortization
Consolidated revenue of $717.9 million increased 2.5% for the three months ended December 29, 2023 compared to the three months ended December 30, 2022. Our high-quality growth strategy resulted in an increase in sales of Workplace Supplies, as we continue to focus on selling more product categories to our customers largely through our route service representatives. This increase was offset by a year-over-year decline in uniform direct sales, as we continue to focus on a higher margin product mix. The growth was also reduced by approximately 200 basis points because of prior year temporary energy fee revenue of approximately $13 million. There was a negligible impact to revenue growth from the change in foreign currency rates year-over-year.
Cost of services provided increased 1.3% for the three months ended December 29, 2023 compared to the three months ended December 30, 2022 primarily due to an increase in labor costs of $4.9 million and higher merchandise costs, partially offset by lower energy costs.
Selling, general and administrative expenses ("SG&A") increased 5.0% for the three months ended December 29, 2023 compared to the three months ended December 30, 2022. The increase in SG&A was primarily due to approximately $3 million of incremental public company costs, $5.5 million of incremental one-time separation costs, and a favorable adjustment to bad debt expense of $5.2 million in the prior year quarter that did not reoccur during the current quarter, partially offset by $6.6 million of cost reductions within salaries and wages from prior year actions.
Operating income of $47.6 million increased 7.3% for the three months ended December 29, 2023 compared to the three months ended December 30, 2022 driven by the growth in revenue offset by higher costs of services provided and selling, general and administrative expenses as noted above.
Operating income as a percentage of revenue (“operating income margin”) increased from 6.3% for the three months ended December 30, 2022 to 6.6% for the three months ended December 29, 2023, an improvement of approximately 30 basis points.
Interest Expense and Other, net, increased $31.0 million for the three months ended December 29, 2023 compared to the three months ended December 30, 2022 primarily driven by interest expense related to our term loan debt issued on September 29, 2023 that was not outstanding during the three months ended December 30, 2022.

The provision for income taxes for the three months ended December 29, 2023 was recorded at an effective rate of 27.1% compared to an effective rate of 24.9% for the three months ended December 30, 2022. The higher effective tax rate was primarily due to non-deductible executive compensation and the income tax rate on international operations.
Net income of $12.3 million for the three months ended December 29, 2023 represented a decrease of $21.2 million, or 63.4% compared to the three months ended December 30, 2022.
Results of Operations—United States Results
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the three months ended December 29, 2023 and December 30, 2022 (dollars in thousands).

	Three Months Ended		Change	Change
	December 29, 2023	December 30, 2022	$	%
Segment Revenue	$653,241	$637,744	$15,497	2.4%
Segment Operating Income	74,076	63,838	10,238	16.0%
Segment Operating Income %	11.3%	10.0%
United States revenue increased 2.4% for the three months ended December 29, 2023 compared to the three months ended December 30, 2022. Our high-quality growth strategy resulted in an increase in sales of Workplace Supplies, as we continue to focus on selling more product categories to our customers largely through our route service representatives. Workplace Supplies revenue for the three months ended December 29, 2023 of approximately $379.6 million increased roughly $15.2 million, or 4.2%, relative to the three months ended December 30, 2022. This increase was offset by a year-over-year decline in uniform direct sales, as we continue to focus on a higher margin product mix. The growth was also reduced by approximately 220 basis points because of prior year temporary energy fee revenue of approximately $13 million.
Segment operating income of $74.1 million for the three months ended December 29, 2023 increased 16.0% compared to the three months ended December 30, 2022, primarily driven by:
•growth in revenue during the three months ended December 29, 2023 as described above; and
•an approximate $5.5 million of cost reductions within salaries and wages from prior year actions;
•the increases were partially offset by:
•incremental labor costs of approximately $4.2 million;
•an approximate $2.0 million of higher merchandise costs; and
•a favorable adjustment to bad debt expense of $5.2 million in the prior year quarter that did not reoccur during the current quarter.
Segment operating income margin improved approximately 130 basis points from 10.0% for the three months ended December 30, 2022 to approximately 11.3% for the three months ended December 29, 2023.

Results of Operations—Canada Results
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the three months ended December 29, 2023 and December 30, 2022 (dollars in thousands).

	Three Months Ended		Change	Change
	December 29, 2023	December 30, 2022	$	%
Segment Revenue	$64,682	$62,952	$1,730	2.7%
Segment Operating Income	4,556	5,358	(802)	(15.0)%
Segment Operating Income %	7.0%	8.5%
Canada revenue increased 2.7% for the three months ended December 29, 2023 compared to the three months ended December 30, 2022. Our high-quality growth strategy resulted in an increase in sales of Workplace Supplies, as we continue to focus on selling more product categories to our customers largely through our route service representatives. Workplace Supplies revenue for the three months ended December 29, 2023 of approximately $38.7 million increased roughly $1.5 million, or 4.0%, relative to the three months ended December 30, 2022.Uniforms revenue for the three months ended December 29, 2023 of approximately $26.0 million was essentially flat relative to the three months ended December 30, 2022.
Segment operating income of $4.6 million for the three months ended December 29, 2023 decreased 15.0% compared to the three months ended December 30, 2022 primarily driven by:
•approximately $1.1 million of higher merchandise costs;
•incremental labor costs of approximately $0.6 million; and
•an increase in fleet maintenance costs;
•the increases were partially offset by:
•growth in revenue during the three months ended December 29, 2023 as described above.
Segment operating income margin decreased approximately 150 basis points from 8.5% for the three months ended December 30, 2022 to 7.0% for the three months ended December 29, 2023.
Liquidity and Capital Resources
Overview
Historically, our business generated positive cash flows from operations. Prior to the Separation, cash flows within our United States operations were transferred to Aramark regularly as part of Aramark’s centralized cash management program. This arrangement was used to manage liquidity of Aramark and fund the operations of our business as needed. This arrangement is not indicative of how we would have funded our operations had we been a standalone company separate from Aramark prior to the Separation. Cash transferred to and from Aramark’s cash management accounts are reflected within net parent investment as a component of Aramark’s equity for the three months ended and as of December 30, 2022. After the Separation, our cash and cash equivalents are held and used solely for our own operations and commitments.
As of December 29, 2023, we had approximately $48.9 million of cash and cash equivalents and $294.7 million of availability for borrowing under our Revolving Credit Facility. As part of our capital structure, we have incurred debt. The servicing of this debt will be supported by cash flows from our operations. As of December 29, 2023, we had $1,491.3 million of total principal debt compared to $1,500.0 million as of September 29, 2023.
On November 29, 2023 the Company announced that its Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on January 4, 2024 to shareholders of record at the close of business on

December 15, 2023. The total dividend payable amount was $4.6 million. The amount and timing of any future dividend payment is subject to the approval of the Company's Board of Directors.
The table below summarizes our cash activity (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Net cash provided by operating activities	$51,505	$7,973
Net cash used in investing activities	(16,949)	(12,936)
Net cash used in financing activities	(21,645)	(2,309)
Reference to the Consolidated and Combined Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $51.5 million for the three months ended December 29, 2023 and $8.0 million for the three months ended December 30, 2022, respectively. The change was driven by net income for the three months ended December 29, 2023 of $12.3 million compared to net income for the three months ended December 30, 2022 of $33.5 million, as discussed in "Results of Operations" above, and non-cash adjustments of $37.5 million to net income for the three months ended December 29, 2023 compared to $43.7 million for the three months ended December 30, 2022. The change in net income inclusive of non-cash adjustments was offset by the change in cash from operating assets and liabilities of $70.9 million, which was primarily due to:
•Increase in operating cash flows for the three months ended December 29, 2023 compared to the three months ended December 30, 2022 due to the lower use of cash for inventories of $43.4 million and of rental merchandise in service of $3.7 million;
•Increase in operating cash flows for the three months ended December 29, 2023 compared to the three months ended December 30, 2022 due to a greater source of cash from accrued expenses of $44.7 million primarily due to the timing of other payments; partially offset by:
•Increase in operating cash flows for the three months ended December 29, 2023 compared to the three months ended December 30, 2022 due to a greater source of cash from accounts receivable of $5.5 million primarily due to the strong business recovery from COVID-19 for the three months ended December 30, 2022 which led to a higher increase in accounts receivable; partially offset by:
•Decrease in operating cash flows for the three months ended December 29, 2023 compared to the three months ended December 30, 2022 due to a lower source of cash from other current assets of $12.4 million primarily due to increased cash outflows for prepaid assets;
•Decrease in operating cash flows for the three months ended December 29, 2023 compared to the three months ended December 30, 2022 due to a lower source of cash from noncurrent liabilities of $7.4 million and from accounts payable of $6.8 million primarily due to the timing of disbursements.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $16.9 million for the three months ended December 29, 2023 was $4.0 million higher relative to the three months ended December 30, 2022 primarily due to higher purchases of property and equipment for the three months ended December 29, 2023.
Cash Flows Used in Financing Activities
During the three months ended December 29, 2023, cash used in financing activities was impacted by the following:
•payments of long-term borrowings ($8.8 million);

•payments related to finance leases ($7.6 million);
•cash transferred to Aramark ($3.6 million); and
•other financing activities ($1.7 million).
During the three months ended December 30, 2022, cash used in financing activities was impacted by the following:
•payments related to finance leases ($6.9 million); and
•cash received from Aramark ($4.6 million).
Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. There have not been material changes to our cash requirements from our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on December 21, 2023. Additional information regarding our obligations under debt and lease arrangements are provided in Note 4. Borrowings and Note 7. Leases to the Consolidated and Combined Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
Covenant Compliance
The Company and certain of its subsidiaries entered into a credit agreement on September 29, 2023 (the "Credit Agreement") that contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell or dispose of assets; pay dividends, make distributions or repurchase our capital stock; engage in certain transactions with affiliates; make investments, loans or advances; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; amend material agreements governing our subordinated debt; repay or repurchase any subordinated debt, except as scheduled or at maturity; make certain acquisitions; change our fiscal year; and fundamentally change our business. The Credit Agreement contains certain customary affirmative covenants. The Credit Agreement also includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, at the option of the lenders, if we fail to comply with the terms of the Credit Agreement or if other customary events occur.
Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and there can be no assurance that we will meet those ratios, tests and covenants.
The Credit Agreement requires us to maintain a maximum Consolidated Total Net Leverage Ratio, defined as consolidated total indebtedness in excess of unrestricted cash divided by Covenant Adjusted EBITDA, not to exceed 5.25x for any fiscal quarter ending prior to March 31, 2025, and not to exceed 4.50x for any fiscal quarter ending on or after March 31, 2025, subject to certain exceptions. Consolidated total indebtedness is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any receivables facility. Covenant Adjusted EBITDA is defined in the Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.
The Credit Agreement establishes a minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA divided by consolidated interest expense. The minimum Interest Coverage Ratio is required to be at least 2.00x for the term of the Credit Agreement.

At December 29, 2023, we were in compliance with all covenants under the Credit Agreement.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Combined Financial Statements included in our Annual Report on form 10-K, filed with the SEC on December 21, 2023. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our Consolidated and Combined Financial Statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on December 21, 2023. Management believes that there have been no significant changes during the three months ended December 29, 2023 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023.
In preparing our Consolidated and Combined Financial Statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. If actual results were to differ materially from the estimates made, the reported results could be materially affected.
Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.
New Accounting Standards Updates
See Note 1. Nature of Business and Basis of Presentation to the Consolidated and Combined Financial Statements for a full description of recent accounting standards updates, including the expected dates of adoption.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
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

Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our outstanding Term Loan Facilities bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 29, 2023.
Commodity Price Risk
We are exposed to changes in prices of commodities used in our operations, primarily associated with gasoline, diesel and natural gas fuel. We seek to manage exposure to adverse commodity price changes through our normal operations as well as through entering into commodity derivative agreements.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2023 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of December 29, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.
On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs allege that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs seek damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. The parties have engaged in discovery. AmeriPride has moved for summary judgment related to Cake Love. The case is currently stayed pending mediation. We believe we have numerous defenses and intend to continue to vigorously defend the action. We cannot predict the outcome of this legal matter, nor can we predict whether any outcome will have a material adverse effect on our consolidated statements of income and/or consolidated statements of cash flows. Accordingly, we have made no provisions for this legal matter in our Consolidated and Combined Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on December 21, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended December 29, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit No.	Description
10.1	Vestis Corporation Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2023; File No. 001-41783)
10.2	Vestis Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2023; File No. 001-41783)
31.1*	Certification of Kim Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Rick Dillon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Kim Scott, Chief Executive Officer, and Rick Dillon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Vestis' Quarterly Report on Form 10-Q for the period ended December 29, 2023 formatted in inline XBRL: (i) Consolidated and Combined Balance Sheets as of December 29, 2023 and September 29, 2023; (ii) Consolidated and Combined Statements of Income for the three months ended December 29, 2023 and December 30, 2022; (iii) Consolidated and Combined Statements of Comprehensive Income for the three months ended December 29, 2023 and December 30, 2022; (iv) Consolidated and Combined Statements of Cash Flows for the three months ended December 29, 2023 and December 30, 2022; (v) Consolidated and Combined Statements of Changes in Equity for the three months ended December 29, 2023 and December 30, 2022; and (vi) Notes to consolidated and combined financial statements
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2024.

Vestis Corporation

By:	/s/ RICK DILLON
Name:	Rick Dillon
Title:	Executive Vice President and Chief Financial Officer (principal financial officer)