Form 10-Q
period 2024-03-29
Vestis Corp
filed 2024-05-08
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, the registrant had 131,450,628 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the securities laws. All statements that reflect our expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements relating to future operations and financial performance (including volume growth, pricing, sales and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as “believe,” “aim,” “anticipate,” “estimate,” “expect,” “future,” “goal,” “have confidence,” “intend,” “likely,” “look to,” “may,” “outlook,” “project,” “plan,” “seek,” “see,” “should,” “will,” “will be,” “will continue,” “will likely,” and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, and actual results or outcomes may differ materially from those that we expected. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions, we can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.
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
• the outcome of legal proceedings to which we are or may become subject;
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
• our inability to hire and retain key or sufficient qualified personnel;
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

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
VESTIS CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 29, 2024	September 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$30,659	$36,051
Receivables (net of allowances: $19,966 and $25,066)	405,954	392,916
Inventories, net	140,931	174,719
Rental merchandise in service, net	400,661	399,035
Other current assets	26,543	17,244
Total current assets	1,004,748	1,019,965
Property and Equipment, at cost:
Land, buildings and improvements	575,696	585,797
Equipment	1,142,891	1,110,812
	1,718,587	1,696,609
Less - Accumulated depreciation	(1,063,276)	(1,032,078)
Total property and equipment, net	655,311	664,531
Goodwill	963,734	963,543
Other Intangible Assets, net	225,657	238,608
Operating Lease Right-of-use Assets	55,584	57,890
Other Assets	216,627	212,587
Total Assets	$3,121,661	$3,157,124
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$8,000	$26,250
Current maturities of financing lease obligations	27,775	27,659
Current operating lease liabilities	19,272	19,935
Accounts payable	146,528	134,498
Accrued payroll and related expenses	95,104	113,771
Accrued expenses and other current liabilities	103,475	73,412
Total current liabilities	400,154	395,525
Long-Term Borrowings	1,410,849	1,462,693
Noncurrent Financing Lease Obligations	110,702	105,217
Noncurrent Operating Lease Liabilities	43,475	46,084
Deferred Income Taxes	205,160	217,647
Other Noncurrent Liabilities	50,610	52,598
Total Liabilities	2,220,950	2,279,764
Commitments and Contingencies (see Note 9)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 131,450,628 shares issued and outstanding as of March 29, 2024	1,315	—
Additional paid-in capital	921,346	—
Retained earnings	9,032	—
Net parent investment	—	908,533
Accumulated other comprehensive loss	(30,982)	(31,173)
Total Equity	900,711	877,360
Total Liabilities and Equity	$3,121,661	$3,157,124
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$705,368	$699,305	$1,423,291	$1,400,002
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	504,417	499,462	1,006,797	995,576
Depreciation and amortization	35,213	33,621	70,575	67,507
Selling, general and administrative expenses	122,684	116,828	255,264	243,151
Total Operating Expenses	662,314	649,911	1,332,636	1,306,234
Operating Income	43,054	49,394	90,655	93,768
Interest Expense and Other, net	(34,713)	161	(65,488)	351
Income Before Income Taxes	8,341	49,555	25,167	94,119
Provision for Income Taxes	2,376	12,700	6,934	23,796
Net Income	$5,965	$36,855	$18,233	$70,323

Earnings per share:
Basic	$0.05	$0.28	$0.14	$0.54
Diluted	$0.05	$0.28	$0.14	$0.54
Weighted Average Shares Outstanding:
Basic	131,524	130,725	131,457	130,725
Diluted	131,893	130,725	131,788	130,725
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	March 29, 2024	March 31, 2023
Net Income	$5,965	$36,855
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	(6,449)	40
Other Comprehensive Loss (income), net of tax	(6,449)	40
Comprehensive (Loss) income	$(484)	$36,895

	Six months ended
	March 29, 2024	March 31, 2023
Net Income	$18,233	$70,323
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	191	5,788
Other Comprehensive Income, net of tax	191	5,788
Comprehensive Income	$18,424	$76,111
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net Income	$18,233	$70,323
Adjustments to reconcile Net Income to Net cash provided by operating activities:
Depreciation and amortization	70,575	67,507
Deferred income taxes	(5,735)	753
Share-based compensation expense	9,447	7,950
Asset write-down	772	7,698
Loss on disposals of property and equipment	242	—
Amortization of debt issuance costs	799	—
Loss on extinguishment of debt	3,883	—
Changes in operating assets and liabilities:
Receivables, net	(12,923)	(10,220)
Inventories, net	33,838	(29,919)
Rental merchandise in service, net	(1,490)	607
Other current assets	(9,283)	3,353
Accounts payable	12,334	(13,493)
Accrued expenses	25,242	(26,464)
Changes in other noncurrent liabilities	(12,025)	(513)
Changes in other assets	(6,194)	(1,840)
Other operating activities	(173)	(6,977)
Net cash provided by operating activities	127,542	68,765
Cash flows from investing activities:
Purchases of property and equipment and other	(29,825)	(32,345)
Disposals of property and equipment	—	10,652
Net cash used in investing activities	(29,825)	(21,693)
Cash flows from financing activities:
Proceeds from long-term borrowings	798,000	—
Payments of long-term borrowings	(862,500)	—
Payments of financing lease obligations	(15,148)	(13,852)
Net cash distributions (to) from Parent	(6,051)	(46,941)
Dividend payments	(4,600)	—
Debt issuance costs	(11,134)	—
Other financing activities	(1,728)	—
Net cash used in financing activities	(103,161)	(60,793)
Effect of foreign exchange rates on cash and cash equivalents	52	478
(Decrease) increase in cash and cash equivalents	(5,392)	(13,243)
Cash and cash equivalents, beginning of period	36,051	23,736
Cash and cash equivalents, end of period	$30,659	$10,493
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 29, 2023	—	$—	$—	$—	$908,533	$(31,173)	$877,360
Separation-related adjustments	—	—	—	—	9,485	—	9,485
Issuance of common stock in connection with the Separation and reclassification of net parent investment(1)	131,225	1,312	916,706	—	(918,018)	—	—
Net Income	—	—	—	12,266	—	—	12,266
Dividends Declared ($0.035 per common share)	—	—	—	(4,599)	—	—	(4,599)
Other Comprehensive Income	—	—	—	—	—	6,640	6,640
Share-based compensation expense	—	—	4,716	—	—	—	4,716
Issuance of common stock upon exercise of stock options or awards of restricted stock units	212	2	71	—	—	—	73
Tax payments related to shares withheld for share based compensation plans	—	—	(1,783)	—	—	—	(1,783)
Balance, December 29, 2023	131,437	$1,314	$919,710	$7,667	$—	$(24,533)	$904,158
Separation-related adjustments	—	$—	$—	$—	$(3,079)	$—	$(3,079)
Issuance of common stock in connection with the Separation and reclassification of net parent investment	—	—	(3,079)	—	3,079	—	—
Net Income	—	—	—	5,965	—	—	5,965
Dividends Declared ($0.035 per common share)	—	—	—	(4,600)	—	—	(4,600)
Other Comprehensive Loss	—	—	—	—	—	(6,449)	(6,449)
Share-based compensation expense	—	—	4,731	—	—	—	4,731
Issuance of common stock upon exercise of stock options or awards of restricted stock units	14	1	84	—	—	—	85
Tax payments related to shares withheld for share based compensation plans	—	—	(100)	—	—	—	(100)
Balance, March 29, 2024	131,451	$1,315	$921,346	$9,032	$—	$(30,982)	$900,711
__________________
(1) The issuance of common stock in connection with the Separation consists of 130.7 million shares of common stock distributed and 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 30, 2022	—	$—	$—	$—	$2,367,492	$(31,680)	$2,335,812
Net Income	—	—	—	—	33,468	—	33,468
Net Transfers from Parent	—	—	—	—	9,077	—	9,077
Other Comprehensive Income	—	—	—	—	—	5,748	5,748
Balance, December 30, 2022	—	$—	$—	$—	$2,410,037	$(25,932)	$2,384,105
Net Income	—	—	—	—	36,855	—	36,855
Net Transfers to Parent	—	—	—	—	(48,068)	—	(48,068)
Other Comprehensive Income	—	—	—	—	—	40	40
Balance, March 31, 2023	—	$—	$—	$—	$2,398,824	$(25,892)	$2,372,932
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
On September 30, 2023 (the "Distribution Date"), Aramark completed the previously announced spin-off of Vestis (the “Separation”). The Separation was completed through a distribution of the Company's common stock to holders of record of Aramark’s common stock as of the close of business on September 20, 2023 (the “Distribution”), which resulted in the issuance of approximately 131.2 million shares of common stock, which includes 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions. Aramark stockholders of record received one share of Vestis common stock for every two shares of common stock, par value $0.01, of Aramark. As a result of the Separation, the Company became an independent public company. Our common stock is listed under the symbol “VSTS” on the NYSE. In connection with the Separation, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and Aramark. See Note 13. "Related Parties" for more information on these agreements.
During the three and six months ended March 29, 2024, certain additional Separation-related adjustments were recorded which included a net decrease in total equity of $3.1 million and net increase in total equity of $6.4 million, respectively. For the three and six months ended March 29, 2024, these items consisted of: (a) cash transfers paid to Aramark of $2.5 million and $6.1 million, respectively, to settle transactions related to the Separation, and (b) adjustments to the Company's deferred income tax liabilities totaling a $0.6 million decrease and a $12.7 million net increase, respectively.
Basis of Presentation
The Consolidated and Combined Financial Statements (the "Financial Statements") were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. The Financial Statements reflect the historical results of operations, comprehensive income and cash flows for the three and six months ended March 29, 2024 and March 31, 2023 and the financial position as of March 29, 2024 and September 29, 2023 for the Company and are denominated in United States (“U.S.”) dollars.

Prior to the Separation, the Company’s business functioned together with other Aramark businesses. The assets, liabilities, revenue and expenses of the Company prior to the Separation have been reflected as Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of Aramark, using the historical accounting policies applied by Aramark. Prior to the Separation, separate financial statements had not been prepared for the Company, and it has not operated as a standalone business from Aramark. The historical results of operations, financial position and cash flows of the Company prior to the Separation presented in these Combined Financial Statements may not be indicative of what they would have been had the Company actually been an independent standalone public company. Transactions between the Company and Aramark for the three and six months ended March 31, 2023 have been included in the Combined Financial Statements and are considered related party transactions (see Note 13. "Related Parties").

After the Separation, Vestis became a standalone public company and the Consolidated Financial Statements were prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These Consolidated and Combined Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances within the Company have been eliminated.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, financing leases, derivatives and borrowings. Management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, financing leases and borrowings are representative of their respective fair values. All derivatives are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter (refer to Note 5. "Derivative Instruments" for additional information).
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
Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of March 29,

2024 and September 29, 2023, the Company’s reserve for inventory was approximately $17.8 million and $18.7 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification.
The components of inventories are as follows (in thousands):

	March 29, 2024	September 29, 2023
Raw Materials	$24,636	$35,332
Work in Process	1,386	1,104
Finished Goods	114,909	138,283
	$140,931	$174,719
Rental merchandise in service
Rental merchandise in service represents personalized work apparel, linens and other rental items in service. Rental merchandise in service is valued at cost less amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which primarily range from one to four years. The amortization rates are based on the Company’s specific experience and wear tests performed by the Company. These factors are critical to determining the amount of rental merchandise in service and related "Cost of services provided (exclusive of depreciation and amortization)" that are presented in the Consolidated and Combined Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.
During the three and six months ended March 29, 2024, the Company recorded $81.2 million and $162.0 million, respectively, of amortization related to rental merchandise in service within “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income. During the three and six months ended March 31, 2023, the Company recorded $92.2 million and $169.9 million, respectively, of amortization related to rental merchandise in service within “Cost of services provided (exclusive of depreciation and amortization)” on the Combined Statements of Income.
Supplemental Cash Flow Information
During the three and six months ended March 29, 2024, the Company paid interest related to principal debt of $22.7 million and $52.1 million, respectively. During the three and six months ended March 31, 2023, the Company did not have payments of interest as the Company did not have principal debt.
During the three and six months ended March 29, 2024, the Company paid cash for income taxes of $14.9 million and $15.4 million, respectively. During the three and six months ended March 31, 2023, the Company paid cash for income taxes of $0.2 million and $0.3 million, respectively.
NOTE 2.    SEVERANCE:
In fiscal 2023, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. Severance charges of $6.6 million were recorded for the three and six months ended March 31, 2023. No material severance charges were incurred for the three and six months ended March 29, 2024. As of March 29, 2024 and September 29, 2023, the Company had an accrual of approximately $1.1 million and $3.4 million, respectively, related to unpaid severance obligations.
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

Changes in total goodwill for our reporting units during the six months ended March 29, 2024 are as follows (in thousands):

	September 29, 2023	Translation	March 29, 2024
United States	$896,237	$—	$896,237
Canada	67,306	191	67,497
Total	$963,543	$191	$963,734
Other intangible assets consist of (in thousands):

	March 29, 2024			September 29, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$383,880	$(174,781)	$209,099	$383,869	$(161,773)	$222,096
Trade names	16,558	—	16,558	16,512	—	16,512
	$400,438	$(174,781)	$225,657	$400,381	$(161,773)	$238,608
Amortization of intangible assets for the three and six months ended March 29, 2024 was approximately $6.5 million and $13.0 million, respectively. Amortization of intangible assets for the three and six months ended March 31, 2023 was approximately $6.5 million and $13.0 million, respectively.
NOTE 4.    BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	March 29, 2024	September 29, 2023
Senior secured term loan facility, due September 2025	$—	$800,000
Senior secured term loan facility, due September 2028	637,500	700,000
Senior secured term loan facility, due February 2031	800,000	—
Total principal debt issued	1,437,500	1,500,000
Unamortized debt issuance costs	(16,673)	(11,057)
Discounts	(1,978)	—
Less - current portion	(8,000)	(26,250)
Long-term borrowings, net of current portion	$1,410,849	$1,462,693

On February 22, 2024 the Company entered into Amendment No. 1 to its Credit Agreement dated September 29, 2023 (the "Credit Agreement") and refinanced its $800 million Term Loan A-1 due September 2025 ("Term Loan A-1") with an $800 million Term Loan B-1 due February 2031 ("Term Loan B-1"). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which the remaining unpaid principal amount is due. The Term Loan B-1 interest rate for fiscal 2024 is at the Secured Overnight Financing Rate ("SOFR") plus 225 basis points and will adjust to SOFR plus 200 basis points once the Company reaches 3.30x Net Leverage as defined in the Credit Agreement. The Company recorded approximately $11.1 million of debt issuance costs related to Term Loan B-1 for the three months ended March 29, 2024, which are presented as a reduction of debt in the Consolidated Balance Sheet and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Company also incurred an original issue discount of $2.0 million upon the issuance of the Term Loan B-1 which is presented as a reduction of debt in the Consolidated Balance Sheet and is amortized as a component of interest expense over the term of the related debt using the effective interest method.

In conjunction with Amendment No. 1 to the Credit Agreement and the repayment for Term Loan A-1, the Company recorded a $3.9 million non-cash loss for the write-off of unamortized debt issuance costs to "Interest Expense and Other, net" on the Consolidated Statements of Income during the three and six months ended March 29, 2024.

During the three and six month period ended March 29, 2024, the Company prepaid a principal amount of $45.0 million of its $700 million Term Loan A-2 due September 2028.
The weighted-average interest rate for our senior secured term loan facilities was 7.71% for the six months ended March 29, 2024. The carrying amounts of the Company’s senior secured term loan facilities approximate their fair value as the interest rates are variable and reflective of market rates.

As of March 29, 2024, there was $5.3 million of letters of credit outstanding leaving $294.7 million available for borrowing under the Company's revolving credit facility. At March 29, 2024, the Company was in compliance with all covenants under its credit facilities.
NOTE 5.    DERIVATIVE INSTRUMENTS:
Prior to the Separation, Aramark entered into contractual derivative arrangements to manage changes in market conditions related to exposure to fluctuating gasoline, diesel and natural gas fuel prices at the Company. These derivative arrangements transferred in-kind to the Company upon the execution of the Separation and Distribution Agreement between the Company and Aramark, which was effective upon the Separation on September 30, 2023. Derivative instruments utilized during the period include pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index, and pay fixed/receive floating natural gas fuel agreements based on the Henry Hub New York Mercantile Exchange index in order to limit the Company's exposure to price fluctuations for gasoline, diesel, and natural gas fuel mainly for the Company’s operations. All derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheet as of March 29, 2024. The counterparties to the contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. The Company did not enter into any new derivative arrangements for the three or six months ended March 29, 2024.
The corresponding impact on earnings related to the contractual derivative arrangements have been recorded within the Consolidated Statement of Income for the three and six months ended March 29, 2024. Additionally, prior to the Separation the impact on earnings related to the contractual derivative arrangements were allocated to the Company and recorded within the Combined Statement of Income for the three and six months ended March 31, 2023.
Derivatives not Designated in Hedging Relationships
As of March 29, 2024, the Company had gasoline and diesel contracts for approximately 1.0 million gallons and natural gas contracts for approximately 0.2 Metric Million British Thermal Units outstanding through June of fiscal 2024. The Company does not record its gasoline, diesel and natural gas fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of $0.9 million for the three months ended March 29, 2024 and a loss of $1.5 million for the three months ended March 31, 2023. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of $0.1 million for the six months ended March 29, 2024 and a loss of $1.3 million for the six months ended March 31, 2023. As of March 29, 2024, the Company had $0.2 million of gasoline, diesel and natural gas fuel agreements recorded within "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet.

The following table summarizes the location of realized and unrealized (gain) loss for the Company’s derivatives not designated as hedging instruments in the Consolidated and Combined Statements of Income (in thousands):

		Three months ended
	Income Statement Location	March 29, 2024	March 31, 2023
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$(1,979)	$3,701

		Six months ended
	Income Statement Location	March 29, 2024	March 31, 2023
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$(2,274)	$3,243
NOTE 6.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Three months ended		Six months ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
United States:
Uniforms	$263,390	$265,374	$537,056	$538,696
Workplace Supplies	378,666	371,544	758,240	735,967
Total United States	642,056	636,918	1,295,296	1,274,663

Canada:
Uniforms	$24,197	$24,961	$50,230	$50,715
Workplace Supplies	39,115	37,426	77,765	74,624
Total Canada	63,312	62,387	127,995	125,339

Total Revenue	$705,368	$699,305	$1,423,291	$1,400,002
Revenue Recognition Policy
The Company generates and recognizes approximately 94% of its total revenue from route servicing contracts on both Uniforms, which the Company generally manufactures, and Workplace Supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). The Company generates its remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when the Company’s performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services or products described above and is presented net of sales and other taxes we collect on behalf of governmental authorities.

Certain customer route servicing contracts include terms and conditions that include components of variable consideration, which are typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Some contracts provide for customer discounts or rebates that can be earned through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When assessing if variable consideration should be limited, the Company evaluates the likelihood of whether uncontrollable circumstances could result in a significant reversal of revenue. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the three or six months ended March 29, 2024 or three or six months ended March 31, 2023. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within “Accrued expenses and other current liabilities” on the Consolidated and Combined Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in “Other Assets” on the Consolidated and Combined Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. The Company expenses sales commissions as incurred if the amortization period is one year or less. As of March 29, 2024 and September 29, 2023, the Company has $105.0 million and $104.4 million, respectively, of employee sales commissions recorded as assets within “Other Assets” on the Company’s Consolidated and Combined Balance Sheets. During the three and six months ended March 29, 2024, the Company recorded $5.3 million and $10.5 million, respectively, of expense related to employee sales commissions within “Selling, general and administrative expenses” on the Consolidated Statements of Income. During the three and six months ended March 31, 2023, the Company recorded $4.9 million and $9.9 million, respectively, of expense related to employee sales commissions within “Selling, general and administrative expenses” on the Combined Statements of Income.
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

The following table summarizes operating lease costs, consisting of fixed lease costs, variable lease costs and short-term lease costs. Additionally, the table summarizes finance lease costs, consisting of amortization of right-of-use asset and interest on lease liabilities (in thousands):

	Three months ended		Six months ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Lease costs:
Operating lease costs	$10,358	$10,450	$20,729	$20,883
Finance lease costs	$9,824	$8,249	$18,113	$17,021
Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

	Six months ended
	March 29, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,064	$12,179
Operating cash flows from finance leases	2,779	1,995
Financing cash flows from finance leases	15,148	13,852
Lease assets obtained in exchange for lease obligations:
Operating leases	$7,207	$8,589
Finance leases	22,643	17,930
Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows (in thousands):

	March 29, 2024	September 29, 2023
Weighted average remaining lease term (in years)
Operating leases	4.6	4.7
Finance leases	5.7	5.7
Weighted average discount rate
Operating leases	4.7%	4.4%
Finance leases	4.5%	4.3%
Future minimum lease payments under non-cancelable leases as of March 29, 2024 are as follows (in thousands):

	Operating leases	Finance leases	Total
2024 (remaining six months)	$11,691	$17,444	$29,135
2025	19,356	32,912	52,268
2026	13,732	27,984	41,716
2027	9,741	23,661	33,402
2028	6,785	19,425	26,210
Thereafter	9,918	32,456	42,374
Total future minimum lease payments	$71,223	$153,882	$225,105
Less: Interest	(8,476)	(15,405)	(23,881)
Present value of lease liabilities	$62,747	$138,477	$201,224

NOTE 8.    SHARE-BASED COMPENSATION:
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

	Three months ended		Six months ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
TBOs	$1,399	$288	$2,186	$600
RSUs	1,892	1,966	3,512	4,323
PSUs	1,350	231	2,302	434
DSUs	90	—	1,447	—
ESPP	—	—	—	597
	$4,731	$2,485	$9,447	$5,954
During the second quarter of fiscal 2024, the Company granted 54,800 RSUs with a weighted-average grant-date fair value per unit of $18.98 that vest one year from the grant date. The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the six months ended March 29, 2024:

	Shares Granted (in thousands)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1,768	$6.53
RSUs	396	$18.69
PSUs	660	$17.89
DSUs	85	$17.01
Total	2,909
NOTE 9.    COMMITMENTS AND CONTINGENCIES:
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business or otherwise related to the Company, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of March 29, 2024 and September 29, 2023, the Company has $7.6 million and $6.8 million, respectively, recorded as liabilities within “Accrued expenses and other current liabilities” and $16.2 million and $17.3 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated and Combined Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of March 29, 2024 and September 29, 2023, the Company has $12.7 million and $12.3 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated and Combined Balance Sheets.
On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs allege that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs seek damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. The parties have engaged in discovery. AmeriPride has moved for summary judgment related to Cake Love. The parties engaged in meditation, which has resulted in ongoing settlement discussions. The case is currently stayed until May 9, 2024. The stay may or may not be extended while settlement discussions are ongoing. The Company believes it has numerous defenses and intends to continue to vigorously defend the action. The Company cannot predict the outcome of this legal matter, nor can it predict whether any outcome will have a material adverse effect on the combined statements of income and/or combined statements of cash flows. Accordingly, the Company has made no material provision for this legal matter in the Consolidated and Combined Financial Statements.
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
Financial information by segment is as follows (in thousands):

	Three months ended		Six months ended
Revenue	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
United States	$642,056	$636,918	$1,295,296	$1,274,663
Canada	63,312	62,387	127,995	125,339
Total Revenue	$705,368	$699,305	$1,423,291	$1,400,002

	Three months ended		Six months ended
Operating Income	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
United States	$71,200	$68,174	$145,276	$132,011
Canada	975	1,531	5,530	6,889
Total Segment Operating Income	72,175	69,705	150,806	138,900
Corporate	(29,121)	(20,311)	(60,151)	(45,132)
Total Operating Income	$43,054	$49,394	$90,655	$93,768

	Three months ended		Six months ended
Reconciliation to Income Before Income Taxes	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Total Operating Income	$43,054	$49,394	$90,655	$93,768
Interest Expense and Other, net	(34,713)	161	(65,488)	351
Income Before Income Taxes	$8,341	$49,555	$25,167	$94,119
NOTE 11.    EARNINGS PER SHARE:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

On September 30, 2023, the Company separated from Aramark. As referenced in Note 1. "Nature of Business and Basis of Presentation", the Separation resulted in the initial issuance of approximately 131.2 million shares of Vestis common stock. For purposes of computing basic and diluted earnings per common share for the three and six months ended March 31, 2023, the number of Vestis common shares issued upon completion of the Separation were used to reflect the outstanding shares.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three months ended		Six months ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Earnings:
Net Income	$5,965	$36,855	$18,233	$70,323
Shares:
Basic weighted-average shares outstanding	131,524	130,725	131,457	130,725
Effect of dilutive securities	369	—	331	—
Diluted weighted-average shares outstanding	131,893	130,725	131,788	130,725

Basic Earnings Per Share	$0.05	$0.28	$0.14	$0.54
Diluted Earnings Per Share	$0.05	$0.28	$0.14	$0.54

Antidilutive securities(1)	2,020	—	1,829	—
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

The Company's effective tax rate was 28.5% and 25.6% for the three months ended March 29, 2024 and March 31, 2023, respectively. For the six months ended March 29, 2024 and March 31, 2023, the Company's effective tax rate was 27.5% and 25.3%, respectively. The Company’s effective tax rate for the six months ended March 29, 2024 was higher than the U.S. statutory rate primarily due to state taxes, permanent book/tax differences, and international operations in jurisdictions with higher income tax rates. For the six months ended March 31, 2023, the Company’s effective tax rate was higher than the U.S. statutory rate primarily due to state taxes and international operations in jurisdictions with higher income tax rates.

In connection with the Separation, the Company's net deferred tax liabilities decreased by $8.5 million, primarily related to shared-based compensation, inventoriable costs and tax attributes that were not part of the Company while consolidated with Aramark.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $0.2 million as of March 29, 2024 and $4.4 million as of September 29, 2023. Our unrecognized benefits with respect to our uncertain tax positions decreased by $4.2 million as these remained the obligation of Aramark under the Tax Matters Agreement. The amount of accrued interest and penalties payable related to unrecognized tax benefits was less than $0.1 million as of March 29, 2024.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. At this time, we estimate that the amount of gross unrecognized tax positions will not decrease within the next 12 months.
NOTE 13.    RELATED PARTIES:
Prior to Separation

The Company’s Combined Financial Statements for the three and six months ended March 31, 2023 include general corporate expenses of Aramark, which were not historically allocated to the Company for certain support functions that are provided on a centralized basis by Aramark and are not recorded at the Company level, such as expenses related to finance, supply chain, human resources, information technology, share-based compensation, insurance and legal, among others (collectively, “General Corporate Expenses”). For purposes of these Combined Financial Statements, General Corporate Expenses have been allocated to the Company. General Corporate Expenses are included in the Combined Statements of Income in “Selling, general and administrative expenses” with the impact related to Aramark’s gasoline, diesel and natural gas derivative agreements included in “Cost of services provided”. These expenses have been allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount or other drivers. Management believes the assumptions underlying the Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from Aramark, are reasonable. Nevertheless, the Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

During the three and six months ended March 31, 2023, General Corporate Expenses allocated to the Company were $8.1 million and $16.1 million, respectively.

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

During the three and six months ended March 29, 2024, the Company paid $3.3 million and $7.9 million, respectively, to Aramark under the various agreements described above. Current amounts due from and to Aramark as of March 29, 2024 were not material.
NOTE 14.    EQUITY:
Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended March 29, 2024 and March 31, 2023 were as follows (in thousands):

	Three months ended March 29, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of December 29, 2023	$(19,463)	$(5,070)	$(24,533)
Other comprehensive loss	(6,449)	—	(6,449)
Balance as of March 29, 2024	$(25,912)	$(5,070)	$(30,982)

	Six months ended March 29, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 29, 2023	$(26,103)	$(5,070)	$(31,173)
Other comprehensive income	191	—	191
Balance as of March 29, 2024	$(25,912)	$(5,070)	$(30,982)

	Three months ended March 31, 2023
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of December 30, 2022	$(21,518)	$(4,414)	$(25,932)
Other comprehensive income	40	—	40
Balance as of March 31, 2023	$(21,478)	$(4,414)	$(25,892)

	Six months ended March 31, 2023
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 30, 2022	$(27,266)	$(4,414)	$(31,680)
Other comprehensive income	5,788	—	5,788
Balance as of March 31, 2023	$(21,478)	$(4,414)	$(25,892)
Dividends
On February 20, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on April 4, 2024 to shareholders of record at the close of business on March 15, 2024. The dividend payable of $4.6 million was recorded within Accrued expenses and other current liabilities on the Consolidated Balance Sheet as of March 29, 2024. The amount and timing of any future dividend payment is subject to the approval of the Company's Board of Directors.
NOTE 15.    SUBSEQUENT EVENTS:
On April 19, 2024, Consolidated Mills Supply, Inc., operating as Vestis Group, an entity involved in the food ingredients business, provided a notice to the Company alleging trademark infringement based on the Company's use of the “Vestis” trademark and logo. On April 30, 2024, the United States Patent and Trademark Office granted the Company three federal trademark registrations for the Company's “Vestis” trademarks and the Company's associated logos for use in connection with several classes of goods and services that the Company offers to its customers. On April 30, 2024, the Company responded to Consolidated Mills Supply denying any trademark infringement. The Company believes Consolidated Mills Supply’s claims lack merit and that the Company has strong defenses to the alleged infringement claims. The Company will rigorously defend itself against this claim of infringement. The Company cannot predict the outcome of this legal matter, nor can it predict whether any outcome will have a material adverse effect on the combined statements of income and/or combined statements of cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the three and six months ended March 29, 2024 and March 31, 2023 should be read in conjunction with our audited Combined Financial Statements and the notes to those statements for the fiscal year ended September 29, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 21, 2023.
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
Company Overview
We are a leading provider of uniforms and workplace supplies across the United States and Canada. We provide a full range of uniform programs, managed restroom supply services, first aid supplies and safety products, as well as ancillary items such as floor mats, towels, and linens across the United States and Canada. We compete with national, regional, and local providers who vary in size, scale, capabilities and product and service offering. Primary methods of competition include product quality, service quality and price. Notable competitors of size include Cintas Corporation and UniFirst Corporation, as well as numerous regional and local competitors. Additionally, many businesses perform certain aspects of our product and service offerings in-house rather than outsourcing them to a third party and leveraging the benefits of full-service programs.
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

Basis of Presentation
The Combined Financial Statements for the three and six months ended and as of March 31, 2023 have been derived from Aramark’s historical accounting records and were prepared on a standalone basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The assets, liabilities, revenue, and expenses of Vestis have been reflected in these Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of Aramark, using the historical accounting policies applied by Aramark. Historically, separate financial statements have not been prepared for Vestis as it previously did not operate as a standalone business from Aramark prior to the Separation. The historical results of operations, financial position and cash flows of Vestis presented in the Combined Financial Statements may not be indicative of what they would have been had we been an independent standalone public company, nor are they necessarily indicative of our future results of operations, financial position, and cash flows.

After the Separation, Vestis became a standalone public company and the consolidated financial statements were prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. For additional information, see Note 1. "Nature of Business and Basis of Presentation" to the Consolidated and Combined Financial Statements.
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

Results of Operations Three Months Ended March 29, 2024 compared with March 31, 2023
The following table presents an overview of our results with the amount of and percentage change between periods for the three months ended March 29, 2024 and March 31, 2023 (dollars in thousands).

	Three Months Ended		Change	Change
	March 29, 2024	March 31, 2023	$	%
Revenue	$705,368	$699,305	$6,063	0.9%
Operating Expenses:
Cost of services provided(1)	504,417	499,462	4,955	1.0%
Depreciation and amortization	35,213	33,621	1,592	4.7%
Selling, general and administrative expenses	122,684	116,828	5,856	5.0%
Total Operating Expenses	662,314	649,911	12,403	1.9%
Operating Income	43,054	49,394	(6,340)	(12.8%)
Interest Expense and Other, net	(34,713)	161	(34,874)	(21,660.9%)
Income Before Income Taxes	8,341	49,555	(41,214)	(83.2%)
Provision for Income Taxes	2,376	12,700	(10,324)	(81.3%)
Net Income	$5,965	$36,855	$(30,890)	(83.8%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $705.4 million increased $6.1 million, or 0.9%, for the three months ended March 29, 2024 compared to the three months ended March 31, 2023. This increase was muted by 1.9% due to the non-recurrence of prior year temporary energy fees of $13.4 million enacted to offset the effect of inflationary pressure on energy costs. Revenue increased $55.3 million, or approximately 7.9%, from new customer sales and cross-selling activities to current customers and $29.3 million, or approximately 4.2%, from pricing actions. These increases were partially offset by $2.1 million of lower year-over-year direct sales and $63.0 million of prior year sales associated with lost customers, of which roughly 65% were from customers who ceased doing business with us during fiscal 2023. In fiscal 2023, customer retention was 90.4%. Retention is equal to lost annualized recurring revenue for the period reported divided by total company annualized recurring revenue for the trailing 52 weeks. This metric takes the full annualized impact of a lost customer in the period it is reported. Retention is a leading indicator, in that the financial impact from the lost business will be realized over the 12 months after the billings cease for the lost customer. Following actions to mitigate lost business, retention rate trends are improving. Retention in the three month period ended March 29, 2024, was 93.2%. There was a negligible impact to revenue growth from the change in foreign currency rates year-over-year.
Cost of services provided increased $5.0 million, or 1.0%, for the three months ended March 29, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in labor costs of $6.5 million partially offset by lower energy costs linked primarily to lower energy rates, as well as productivity savings from route optimization efforts.
Depreciation and amortization expense of $35.2 million for the three months ended March 29, 2024 increased $1.6 million, or 4.7%, compared to the three months ended March 31, 2023.
Selling, general and administrative expenses ("SG&A") increased $5.9 million, or 5.0%, for the three months ended March 29, 2024 compared to the three months ended March 31, 2023. The increase in SG&A was primarily due to approximately $4.0 million of incremental public company and one-time separation costs. The unfavorable year-over-year impact from merit based salary increases was offset by savings from organization optimization efforts executed during the last twelve months.

Operating income of $43.1 million decreased 12.8% for the three months ended March 29, 2024 compared to the three months ended March 31, 2023 from the impact of changes in revenue and costs noted above.
Interest expense and other, net, increased $34.9 million for the three months ended March 29, 2024 compared to the three months ended March 31, 2023 primarily driven by interest expense related to our term loan debt issued on September 29, 2023, and subsequently partially refinanced on February 22, 2024, that was not outstanding during the three months ended March 31, 2023. Interest expense for the three months ended March 29, 2024 included a $3.9 million non-cash loss for the write-off of unamortized debt issuance costs associated with the extinguishment of our $800 million Term Loan A-1.
The provision for income taxes for the three months ended March 29, 2024 was recorded at an effective rate of 28.5% compared to an effective rate of 25.6% for the three months ended March 31, 2023. The higher effective tax rate was primarily due to non-deductible executive compensation and the income tax rate on international operations.
Net income of $6.0 million for the three months ended March 29, 2024 represented a decrease of $30.9 million or 83.8% compared to the three months ended March 31, 2023 from the impact of changes to revenue, operating costs and net interest expense noted above.
Results of Operations Six Months Ended March 29, 2024 compared with March 31, 2023
The following table presents an overview of our results with the amount of and percentage change between periods for the six months ended March 29, 2024 and March 31, 2023 (dollars in thousands).

	Six Months Ended		Change	Change
	March 29, 2024	March 31, 2023	$	%
Revenue	$1,423,291	$1,400,002	$23,289	1.7%
Operating Expenses:
Cost of services provided(1)	1,006,797	995,576	11,221	1.1%
Depreciation and amortization	70,575	67,507	3,068	4.5%
Selling, general and administrative expenses	255,264	243,151	12,113	5.0%
Total Operating Expenses	1,332,636	1,306,234	26,402	2.0%
Operating Income	90,655	93,768	(3,113)	(3.3%)
Interest Expense and Other, net	(65,488)	351	(65,839)	(18,757.5%)
Income Before Income Taxes	25,167	94,119	(68,952)	(73.3%)
Provision for Income Taxes	6,934	23,796	(16,862)	(70.9%)
Net Income	$18,233	$70,323	$(52,090)	(74.1%)
______________________
(1)Exclusive of depreciation and amortization
Consolidated revenue of $1,423.3 million increased $23.3 million, or 1.7%, for the six months ended March 29, 2024 compared to the six months ended March 31, 2023. This increase was muted by 1.9% due to the non-recurrence of prior year temporary energy fees of $26.7 million enacted to offset the effect of inflationary pressure on energy costs. Revenue increased $114 million, or approximately 8.1%, from new customer sales and cross-selling activities to current customers and $67.6 million, or approximately 4.8%, from pricing actions. These increases were partially offset by $4 million of lower year-over-year direct sales and $128 million of prior year sales associated with lost customers, of which roughly 77.0% were customers who ceased doing business with us during fiscal 2023. There was a negligible impact to revenue growth from the change in foreign currency rates year-over-year.
Cost of services provided increased $11.2 million, or 1.1%, for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 primarily due to an increase in labor costs of $11.4 million partially offset by lower energy costs linked primarily to lower energy rates, as well as productivity savings from route optimization efforts.
Depreciation and amortization expense of $70.6 million for the six months ended March 29, 2024 increased $3.1 million or 4.5% compared to the six months ended March 31, 2023.
SG&A increased $12.1 million, or 5.0%, for the six months ended March 29, 2024 compared to the six months ended March 31, 2023, respectively. The increase in SG&A was primarily due to approximately $6.0 million of incremental public company costs and $13.1 million of one-time separation costs. The unfavorable year-over-year impact from merit based salary increases was offset by savings from organization optimization efforts executed during the previous twelve months.
Operating income of $90.7 million decreased 3.3% for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 from the impact of changes in revenue and costs noted above.
Interest expense and other, net, increased $65.8 million for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 primarily driven by interest expense related to our term loan debt issued on September 29, 2023, and subsequently partially refinanced on February 22, 2024, that was not outstanding during the six months ended March 31, 2023. Interest expense for the six months ended March 29, 2024 included a $3.9 million non-cash loss for the write-off of unamortized debt issuance costs associated with the extinguishment of our $800 million Term Loan A-1.
The provision for income taxes for the six months ended March 29, 2024 was recorded at an effective rate of 27.5% compared to an effective rate of 25.3% for the six months ended March 31, 2023. The higher effective tax rate was primarily due to non-deductible executive compensation and the income tax rate on international operations.
Net income of $18.2 million for the six months ended March 29, 2024 represented a decrease of $52.1 million, or 74.1% compared to the six months ended March 31, 2023 from the impact of changes to revenue, operating costs and net interest expense noted above.
Results of Operations—United States Results Three Months Ended March 29, 2024 compared with March 31, 2023
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the three months ended March 29, 2024 and March 31, 2023 (dollars in thousands).

	Three Months Ended		Change	Change
	March 29, 2024	March 31, 2023	$	%
Segment Revenue	$642,056	$636,918	$5,138	0.8%
Segment Operating Income	71,200	68,174	3,026	4.4%
Segment Operating Income %	11.1%	10.7%
United States revenue of $642.1 million increased $5.1 million, or 0.8%, for the three months ended March 29, 2024 compared to the three months ended March 31, 2023. This increase was muted by 2.2% due to the non-recurrence of prior year temporary energy fees of $13.4 million enacted to offset the effect of inflationary pressure on energy costs. Revenue increased approximately $51.2 million, or 8.0%, from new customer sales and cross-selling activities to current customers and approximately $27.7 million, or 4.3%, from pricing actions. These increases were partially offset by approximately $2.1 million of lower year-over-year direct sales and approximately $57.9 million of prior year sales associated with lost customers.

Segment operating income of $71.2 million for the three months ended March 29, 2024 increased $3.0 million, or 4.4%, compared to the three months ended March 31, 2023, primarily driven by:
•the growth in revenue during the three months ended March 29, 2024 as described above;
•cost reductions of $5.5 million within salaries and wages from efficiency actions taken during the previous twelve months; and
•year-over-year energy savings of $5.5 million primarily driven by lower rates, as well as our route optimization efforts;
•the increases were partially offset by:
•incremental labor costs of approximately $4.9 million for the three months ended March 29, 2024; and
•higher year-over-year depreciation and amortization expense of $1.4 million.
Segment operating income margin improved approximately 40 basis points from 10.7% for the three months ended March 31, 2023 to approximately 11.1% for the three months ended March 29, 2024.
Results of Operations—United States Results Six Months Ended March 29, 2024 compared with March 31, 2023
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the six months ended March 29, 2024 and March 31, 2023 (dollars in thousands).

	Six Months Ended		Change	Change
	March 29, 2024	March 31, 2023	$	%
Segment Revenue	$1,295,296	$1,274,663	$20,633	1.6%
Segment Operating Income	145,276	132,011	13,265	10.0%
Segment Operating Income %	11.2%	10.4%
United States revenue of $1,295.3 million increased $20.6 million, or 1.6%, for the six months ended March 29, 2024 compared to the six months ended March 31, 2023. This increase was muted by 2.2% due to the non-recurrence of prior year temporary energy fees of $26.7 million enacted to offset the effect of inflationary pressure on energy costs. Revenue increased approximately $104.2 million, or 8.2%, from new customer sales and cross-selling activities to current customers and approximately $64.5 million, or 5.1%, from pricing actions. These increases were partially offset by approximately $4.0 million of lower year-over-year direct sales and approximately $117.7 million of prior year sales associated with lost customers.
Segment operating income of $145.3 million for the six months ended March 29, 2024 increased $13.3 million, or 10.0%, compared to the six months ended March 31, 2023, primarily driven by:
•the growth in revenue during the six months ended March 29, 2024 as described above;
•cost reductions of $5.5 million within salaries and wages from efficiency actions taken during the previous twelve months; and
•year-over-year energy savings of $7.8 million primarily driven by lower rates, as well as our route optimization efforts;
•the increases were partially offset by:
•incremental labor costs of approximately $5.8 million for the six months ended March 29, 2024; and
•higher year-over-year depreciation and amortization expense of $2.8 million.

Segment operating income margin improved approximately 80 basis points from 10.4% for the six months ended March 31, 2023 to approximately 11.2% for the six months ended March 29, 2024.
Results of Operations—Canada Results Three Months Ended March 29, 2024 compared with March 31, 2023
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the three months ended March 29, 2024 and March 31, 2023 (dollars in thousands).

	Three Months Ended		Change	Change
	March 29, 2024	March 31, 2023	$	%
Segment Revenue	$63,312	$62,387	$925	1.5%
Segment Operating Income	975	1,531	(556)	(36.3)%
Segment Operating Income %	1.5%	2.5%
Canada revenue of $63.3 million increased 1.5% for the three months ended March 29, 2024 compared to the three months ended March 31, 2023. Revenue increased $4.1 million, or approximately 6.6%, from new customer sales and cross-selling activities to current customers and $1.6 million, or approximately 2.6%, from pricing actions. These increases were partially offset by $5.1 million of prior year sales associated with lost customers. The change in sales resulting from the year-over-year fluctuation in foreign exchange rates was immaterial.
Segment operating income of $1.0 million for the three months ended March 29, 2024 decreased $0.6 million, or 36.3%, compared to the three months ended March 31, 2023, primarily driven by:
•the growth in revenue during the three months ended March 29, 2024, as described above; more than offset by:
•incremental labor costs of approximately $0.7 million for the three months ended March 29, 2024; and
•incremental year-over-year fleet maintenance costs.
Segment operating income margin decreased approximately 100 basis points from 2.5% for the three months ended March 31, 2023, to approximately 1.5% for the three months ended March 29, 2024.
Results of Operations—Canada Results Six Months Ended March 29, 2024 compared with March 31, 2023
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the six months ended March 29, 2024 and March 31, 2023 (dollars in thousands).

	Six Months Ended		Change	Change
	March 29, 2024	March 31, 2023	$	%
Segment Revenue	$127,995	$125,339	$2,656	2.1%
Segment Operating Income	5,530	6,889	(1,359)	(19.7)%
Segment Operating Income %	4.3%	5.5%
Canada revenue of $128.0 million increased $2.7 million, or 2.1%, for the six months ended March 29, 2024 compared to the six months ended March 31, 2023. Revenue increased $9.8 million, or approximately 7.8%, from new customer sales and cross-selling activities to current customers and $3.1 million, or approximately 2.5%, from pricing actions. These increases were partially offset by the loss of $10.3 million of prior year sales associated with lost customers. The change in sales resulting from the year-over-year fluctuation in foreign exchange rates was immaterial.

Segment operating income of $5.5 million for the six months ended March 29, 2024 decreased $1.4 million, or 19.7%, compared to the six months ended March 31, 2023, primarily driven by:
•the growth in revenue during the six months ended March 29, 2024, as described above; more than offset by:
•incremental labor costs of approximately $1.4 million for the six months ended March 29, 2024; and
•incremental year-over-year fleet maintenance costs.
Segment operating income margin decreased approximately 120 basis points from 5.5% for the six months ended March 31, 2023, to approximately 4.3% for the six months ended March 29, 2024.
Liquidity and Capital Resources
Overview
Historically, our business generated positive cash flows from operations. Prior to the Separation, cash flows within our United States operations were transferred to Aramark regularly as part of Aramark’s centralized cash management program. This arrangement was used to manage liquidity of Aramark and fund the operations of our business as needed. This arrangement is not indicative of how we would have funded our operations had we been a standalone company separate from Aramark prior to the Separation. Cash transferred to and from Aramark’s cash management accounts are reflected within net parent investment as a component of Aramark’s equity for the three and six months ended and as of March 31, 2023. After the Separation, our cash and cash equivalents are held and used solely for our own operations and commitments.
As part of our capital structure, we entered into a Credit Agreement on September 29, 2023 (the "Credit Agreement"). The Credit Agreement included senior secured term loan facilities consisting of term loan A-1 tranche due September 2025 in the amount of $800 million ("Term Loan A-1"), term loan A-2 tranche due September 2028 in the amount of $700 million ("Term Loan A-2") and a revolving credit facility. On February 22, 2024, we entered into Amendment No. 1 to our Credit Agreement and refinanced our Term Loan A-1 with an $800 million Term Loan B-1 due February 2031 ("Term Loan B-1"). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which the remaining unpaid principal amount is due. The Term Loan B-1 interest rate for fiscal 2024 is at the Secured Overnight Financing Rate ("SOFR") plus 225 basis points and will adjust to SOFR plus 200 basis points once the Company reaches 3.30x Net Leverage as defined in the Credit Agreement.
As of March 29, 2024, we had approximately $30.7 million of cash and cash equivalents and $294.7 million of availability for borrowing under our Revolving Credit Facility. The servicing of this debt will be supported by cash flows from our operations. As of March 29, 2024, we had $1,437.5 million of total principal debt compared to $1,500.0 million as of September 29, 2023.
On February 20, 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on April 4, 2024 to shareholders of record at the close of business on March 15, 2024. The total dividend payable amount was $4.6 million. The amount and timing of any future dividend payment is subject to the approval of our Board of Directors.
The table below summarizes our cash activity (in thousands):

	Six Months Ended
	March 29, 2024	March 31, 2023
Net cash provided by operating activities	$127,542	$68,765
Net cash used in investing activities	(29,825)	(21,693)
Net cash used in financing activities	(103,161)	(60,793)

Reference to the Consolidated and Combined Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $127.5 million for the six months ended March 29, 2024 and $68.8 million for the six months ended March 31, 2023, respectively. The change was driven by cash inflows from operating assets and liabilities of $29.3 million for the six months ended March 29, 2024 compared to cash outflows of $85.5 million for the six months ended March 31, 2023, partially offset by net income for the six months ended March 29, 2024 of $18.2 million compared to net income for the six months ended March 31, 2023 of $70.3 million, as discussed in "Results of Operations" above. The change in cash from operating assets and liabilities of $114.8 million, which was primarily due to:
•Increase in operating cash flows for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 due to the lower use of cash for inventories of $63.8 million;
•Increase in operating cash flows for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 due to a greater source of cash from accrued expenses of $51.7 million primarily due to the timing of other payments; and
•Increase in operating cash flows for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 due to a greater source of cash from accounts payable of $25.8 million primarily due to the lower use of cash for inventory purchases; partially offset by:
•Decrease in operating cash flows for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 due to a lower source of cash from other current assets of $12.6 million primarily due to increased cash outflows for prepaid assets;
•Decrease in operating cash flows for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 due to a lower source of cash from non-current liabilities of $11.5 million primarily due to the timing of disbursements;
•Decrease in operating cash flows for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 due to the higher use of cash for other assets of $4.4 million.
•Decrease in operating cash flows for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 due to a lower source of cash from accounts receivable of $2.7 million primarily due to the timing of cash receipts; and
•Decrease in operating cash flows for the six months ended March 29, 2024 compared to the six months ended March 31, 2023 due to the higher use of cash for rental merchandise in service of $2.1 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $29.8 million for the six months ended March 29, 2024 was $8.1 million higher relative to the six months ended March 31, 2023 primarily due to lower proceeds from disposals of property and equipment for the six months ended March 29, 2024.
Cash Flows Used in Financing Activities
During the six months ended March 29, 2024, cash used in financing activities was impacted by the following:
•payments of long-term borrowings ($862.5 million);
•proceeds from long-term borrowings ($798.0 million);
•payments related to finance leases ($15.1 million);
•cash transferred to Aramark ($6.1 million);

•dividend payments ($4.6 million); and
•debt issuance costs ($11.1 million).
During the six months ended March 31, 2023, cash used in financing activities was impacted by the following:
•cash transferred to Aramark ($46.9 million); and
•payments related to finance leases ($13.9 million).
Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. There have not been material changes to our cash requirements from our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on December 21, 2023. Additional information regarding our obligations under debt and lease arrangements are provided in Note 4. "Borrowings" and Note 7. "Leases" to the Consolidated and Combined Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
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
At March 29, 2024, we were in compliance with all covenants under the Credit Agreement.

Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Combined Financial Statements included in our Annual Report on form 10-K, filed with the SEC on December 21, 2023. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our Consolidated and Combined Financial Statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on December 21, 2023. Management believes that there have been no significant changes during the six months ended March 29, 2024 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023.
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
New Accounting Standards Updates
See Note 1. "Nature of Business and Basis of Presentation" to the Consolidated and Combined Financial Statements for a full description of recent accounting standards updates, including the expected dates of adoption.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2024 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our

CEO and CFO concluded that, as of March 29, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.
On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs allege that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs seek damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. The parties have engaged in discovery. AmeriPride has moved for summary judgment related to Cake Love. The parties engaged in meditation, which has resulted in ongoing settlement discussions. The case is currently stayed until May 9, 2024. The stay may or may not be extended while settlement discussions are ongoing. We believe we have numerous defenses and intend to continue to vigorously defend the action. We cannot predict the outcome of this legal matter, nor can we predict whether any outcome will have a material adverse effect on our consolidated statements of income and/or consolidated statements of cash flows. Accordingly, we have made no material provision for this legal matter in the Consolidated and Combined Financial Statements.
On April 19, 2024, Consolidated Mills Supply, Inc., operating as Vestis Group, an entity involved in the food ingredients business, provided a notice to us alleging trademark infringement based on our use of the “Vestis” trademark and logo. On April 30, 2024, the United States Patent and Trademark Office granted us three federal trademark registrations for our “Vestis” trademarks and our associated logos for use in connection with several classes of goods and services that we offer to our customers. On April 30, 2024, we responded to Consolidated Mills Supply denying any trademark infringement. We believe Consolidated Mills Supply’s claims lack merit and that we have strong defenses to the alleged infringement claims. We will rigorously defend ourselves against this claim of infringement.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on December 21, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended March 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit No.	Description
10.1
Amendment No. 1, dated as of February 22, 2024, among Vestis Corporation, as U.S. Borrower, Canadian Linen and Uniform Service Corp., as Canadian Borrower, each Subsidiary of Vestis Corporation party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2024; File No. 001-41783)

10.2+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Kim T. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.3+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Rick T. Dillon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.4+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Angela J. Kervin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.5+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Grant Shih (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

31.1*	Certification of Kim Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Rick Dillon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Kim Scott, Chief Executive Officer, and Rick Dillon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Vestis' Quarterly Report on Form 10-Q for the period ended March 29, 2024 formatted in inline XBRL: (i) Consolidated and Combined Balance Sheets as of March 29, 2024 and September 29, 2023; (ii) Consolidated and Combined Statements of Income for the three and six months ended March 29, 2024 and March 31, 2023; (iii) Consolidated and Combined Statements of Comprehensive Income for the three and six months ended March 29, 2024 and March 31, 2023; (iv) Consolidated and Combined Statements of Cash Flows for the six months ended March 29, 2024 and March 31, 2023; (v) Consolidated and Combined Statements of Changes in Equity for the three and six months ended March 29, 2024 and March 31, 2023; and (vi) Notes to consolidated and combined financial statements

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set
*Filed herewith.
+ Represents a management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2024.

Vestis Corporation

By:	/s/ RICK DILLON
Name:	Rick Dillon
Title:	Executive Vice President and Chief Financial Officer (principal financial officer)