Form 10-Q
period 2024-06-28
Vestis Corp
filed 2024-08-07
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
OR
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, the registrant had 131,481,967 shares of common stock outstanding.

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

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
VESTIS CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 28, 2024	September 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$29,098	$36,051
Receivables (net of allowances: $19,540 and $25,066)	409,926	392,916
Inventories, net	153,539	174,719
Rental merchandise in service, net	398,616	399,035
Other current assets	28,778	17,244
Total current assets	1,019,957	1,019,965
Property and Equipment, at cost:
Land, buildings and improvements	582,758	585,797
Equipment	1,154,184	1,110,812
	1,736,942	1,696,609
Less - Accumulated depreciation	(1,081,039)	(1,032,078)
Total property and equipment, net	655,903	664,531
Goodwill	963,036	963,543
Other Intangible Assets, net	219,010	238,608
Operating Lease Right-of-use Assets	70,241	57,890
Other Assets	217,483	212,587
Total Assets	$3,145,630	$3,157,124
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$8,000	$26,250
Current maturities of financing lease obligations	29,701	27,659
Current operating lease liabilities	19,857	19,935
Accounts payable	150,542	134,498
Accrued payroll and related expenses	104,569	113,771
Accrued expenses and other current liabilities	117,123	73,412
Total current liabilities	429,792	395,525
Long-Term Borrowings	1,394,528	1,462,693
Noncurrent Financing Lease Obligations	111,930	105,217
Noncurrent Operating Lease Liabilities	57,707	46,084
Deferred Income Taxes	200,379	217,647
Other Noncurrent Liabilities	50,117	52,598
Total Liabilities	2,244,453	2,279,764
Commitments and Contingencies (see Note 9)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 131,477,853 shares issued and outstanding as of June 28, 2024	1,315	—
Additional paid-in capital	925,077	—
Retained earnings	9,466	—
Net parent investment	—	908,533
Accumulated other comprehensive loss	(34,681)	(31,173)
Total Equity	901,177	877,360
Total Liabilities and Equity	$3,145,630	$3,157,124
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	$698,248	$709,384	$2,121,539	$2,109,385
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	495,759	484,568	1,502,557	1,480,143
Depreciation and amortization	34,925	34,204	105,500	101,712
Selling, general and administrative expenses	130,041	124,245	385,307	367,396
Total Operating Expenses	660,725	643,017	1,993,364	1,949,251
Operating Income	37,523	66,367	128,175	160,134
Interest Expense and Other, net	(29,386)	(83)	(94,874)	268
Income Before Income Taxes	8,137	66,284	33,301	160,402
Provision for Income Taxes	3,100	17,421	10,033	41,216
Net Income	$5,037	$48,863	$23,268	$119,186

Earnings per share:
Basic	$0.04	$0.37	$0.18	$0.91
Diluted	$0.04	$0.37	$0.18	$0.91
Weighted Average Shares Outstanding:
Basic	131,543	130,725	131,486	130,725
Diluted	131,833	130,725	131,785	130,725
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	June 28, 2024	June 30, 2023
Net Income	$5,037	$48,863
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	(3,699)	1,223
Other Comprehensive (Loss) Income, net of tax	(3,699)	1,223
Comprehensive Income	$1,338	$50,086

	Nine months ended
	June 28, 2024	June 30, 2023
Net Income	$23,268	$119,186
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	(3,508)	7,011
Other Comprehensive (Loss) Income, net of tax	(3,508)	7,011
Comprehensive Income	$19,760	$126,197
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net Income	$23,268	$119,186
Adjustments to reconcile Net Income to Net cash provided by operating activities:
Depreciation and amortization	105,500	101,712
Deferred income taxes	(10,166)	1,551
Share-based compensation expense	13,303	11,580
Asset write-down	980	7,698
Loss on disposals of property and equipment	618	—
Amortization of debt issuance costs	1,478	—
Loss on extinguishment of debt	3,883	—
Changes in operating assets and liabilities:
Receivables, net	(17,230)	(18,317)
Inventories, net	21,136	(25,183)
Rental merchandise in service, net	178	(1,207)
Other current assets	(6,230)	2,335
Accounts payable	14,471	(22,146)
Accrued expenses	54,511	(17,560)
Changes in other noncurrent liabilities	(16,900)	(1,440)
Changes in other assets	(10,932)	(6,845)
Other operating activities	(1,668)	(7,427)
Net cash provided by operating activities	176,200	143,937
Cash flows from investing activities:
Purchases of property and equipment and other	(50,787)	(52,641)
Disposals of property and equipment	—	10,968
Other investing activities	—	75
Net cash used in investing activities	(50,787)	(41,598)
Cash flows from financing activities:
Proceeds from long-term borrowings	798,000	—
Payments of long-term borrowings	(879,500)	—
Payments of financing lease obligations	(22,572)	(20,803)
Net cash distributions to Parent	(6,051)	(91,706)
Dividend payments	(9,199)	—
Debt issuance costs	(11,134)	—
Other financing activities	(1,853)	—
Net cash used in financing activities	(132,309)	(112,509)
Effect of foreign exchange rates on cash and cash equivalents	(57)	682
(Decrease) increase in cash and cash equivalents	(6,953)	(9,488)
Cash and cash equivalents, beginning of period	36,051	23,736
Cash and cash equivalents, end of period	$29,098	$14,248
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 29, 2023	—	$—	$—	$—	$908,533	$(31,173)	$877,360
Separation-related adjustments	—	—	—	—	9,485	—	9,485
Issuance of common stock in connection with the Separation and reclassification of net parent investment(1)	131,225	1,312	916,706	—	(918,018)	—	—
Net Income	—	—	—	12,266	—	—	12,266
Dividends Declared ($0.035 per common share)	—	—	—	(4,599)	—	—	(4,599)
Other Comprehensive Income	—	—	—	—	—	6,640	6,640
Share-based compensation expense	—	—	4,716	—	—	—	4,716
Issuance of common stock upon exercise of stock options or awards of restricted stock units	212	2	71	—	—	—	73
Tax payments related to shares withheld for share based compensation plans	—	—	(1,783)	—	—	—	(1,783)
Balance, December 29, 2023	131,437	$1,314	$919,710	$7,667	$—	$(24,533)	$904,158
Separation-related adjustments	—	$—	$—	$—	$(3,079)	$—	$(3,079)
Issuance of common stock in connection with the Separation and reclassification of net parent investment	—	—	(3,079)	—	3,079	—	—
Net Income	—	—	—	5,965	—	—	5,965
Dividends Declared ($0.035 per common share)	—	—	—	(4,600)	—	—	(4,600)
Other Comprehensive Loss	—	—	—	—	—	(6,449)	(6,449)
Share-based compensation expense	—	—	4,731	—	—	—	4,731
Issuance of common stock upon exercise of stock options or awards of restricted stock units	14	1	84	—	—	—	85
Tax payments related to shares withheld for share based compensation plans	—	—	(100)	—	—	—	(100)
Balance, March 29, 2024	131,451	$1,315	$921,346	$9,032	$—	$(30,982)	$900,711
Net Income	—	—	—	5,037	—	—	5,037
Dividends Declared ($0.035 per common share)	—	—	—	(4,603)	—	—	(4,603)
Other Comprehensive Loss	—	—	—	—	—	(3,699)	(3,699)
Share-based compensation expense	—	—	3,856	—	—	—	3,856
Issuance of common stock upon exercise of stock options or awards of restricted stock units	27	—	—	—	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(125)	—	—	—	(125)
Balance, June 28, 2024	131,478	$1,315	$925,077	$9,466	$—	$(34,681)	$901,177
__________________
(1) The issuance of common stock in connection with the Separation consists of 130.7 million shares of common stock distributed and 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 30, 2022	—	$—	$—	$—	$2,367,492	$(31,680)	$2,335,812
Net Income	—	—	—	—	33,468	—	33,468
Net Transfers from Parent	—	—	—	—	9,077	—	9,077
Other Comprehensive Income	—	—	—	—	—	5,748	5,748
Balance, December 30, 2022	—	$—	$—	$—	$2,410,037	$(25,932)	$2,384,105
Net Income	—	—	—	—	36,855	—	36,855
Net Transfers to Parent	—	—	—	—	(48,068)	—	(48,068)
Other Comprehensive Income	—	—	—	—	—	40	40
Balance, March 31, 2023	—	$—	$—	$—	$2,398,824	$(25,892)	$2,372,932
Net Income	—	$—	$—	$—	$48,863	$—	$48,863
Net Transfers to Parent	—	$—	$—	$—	$(41,136)	$—	$(41,136)
Other Comprehensive Income	—	$—	$—	$—	$—	$1,223	$1,223
Balance, June 30, 2023	—	$—	$—	$—	$2,406,551	$(24,669)	$2,381,882
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
During the nine months ended June 28, 2024, certain Separation-related adjustments were recorded which included a net increase in total equity of $6.4 million. These adjustments primarily consisted of: (a) cash transfers paid to Aramark of $6.1 million to settle transactions related to the Separation, and (b) adjustments to the Company's deferred income tax liabilities totaling a $12.7 million net increase. No Separation-related adjustments were recorded that impacted equity for the three months ended June 28, 2024.
Basis of Presentation
The Consolidated and Combined Financial Statements (the "Financial Statements") were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. The Financial Statements reflect the historical results of operations and comprehensive income for the three and nine months ended June 28, 2024 and June 30, 2023, the cash flows for the nine months ended June 28, 2024 and June 30, 2023, and the financial position as of June 28, 2024 and September 29, 2023 for the Company and are denominated in United States (“U.S.”) dollars.

Prior to the Separation, the Company’s business functioned together with other Aramark businesses. The assets, liabilities, revenue and expenses of the Company prior to the Separation have been reflected as Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of Aramark, using the historical accounting policies applied by Aramark. Prior to the Separation, separate financial statements had not been prepared for the Company, and it had not operated as a standalone business from Aramark. The historical results of operations, financial position and cash flows of the Company prior to the Separation presented in these Combined Financial Statements may not be indicative of what they would have been had the Company actually been an independent standalone public company. Transactions between the Company and Aramark for the three and nine months ended June 30, 2023 have been included in the Combined Financial Statements and are considered related party transactions (see Note 13. "Related Parties").

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
Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of June 28, 2024 and September 29, 2023, the Company’s reserve for inventory was approximately $15.8 million and $18.7 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification.
The components of inventories are as follows (in thousands):

	June 28, 2024	September 29, 2023
Raw Materials	$29,714	$35,332
Work in Process	1,735	1,104
Finished Goods	122,090	138,283
Inventories, net	$153,539	$174,719
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
During the three and nine months ended June 28, 2024, the Company recorded $81.2 million and $243.2 million, respectively, of amortization related to rental merchandise in service within “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income. During the three and nine months ended June 30, 2023, the Company recorded $87.1 million and $257.0 million, respectively, of amortization related to rental merchandise in service within “Cost of services provided (exclusive of depreciation and amortization)” on the Combined Statements of Income.
Supplemental Cash Flow Information
During the three and nine months ended June 28, 2024, the Company paid interest related to principal debt of $27.6 million and $79.7 million, respectively. During the three and nine months ended June 30, 2023, the Company did not have payments of interest as the Company did not have principal debt.
During the three and nine months ended June 28, 2024, the Company paid cash for income taxes of $3.4 million and $18.9 million, respectively. During the three and nine months ended June 30, 2023, the Company received net cash refunds for income taxes of $1.1 million and $0.8 million, respectively.
NOTE 2.    SEVERANCE:
In fiscal 2024, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $1.0 million and $1.4 million were recorded within "Selling, general and administrative expenses" for the three and nine months ended June 28, 2024, respectively. Additionally, in fiscal 2023, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $6.6 million were recorded within "Selling, general and administrative expenses" for the nine months ended June 30, 2023. No severance charges were recorded for the three months ended June 30, 2023. As of June 28, 2024 and September 29, 2023, the Company had an accrual of approximately $0.9 million and $3.4 million, respectively, related to unpaid severance obligations.

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
Changes in total goodwill for our reporting units during the nine months ended June 28, 2024 are as follows (in thousands):

	September 29, 2023	Translation	June 28, 2024
United States	$896,237	$—	$896,237
Canada	67,306	(507)	66,799
Total	$963,543	$(507)	$963,036
Other intangible assets consist of (in thousands):

	June 28, 2024			September 29, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$383,841	$(181,219)	$202,622	$383,869	$(161,773)	$222,096
Trade names	16,388	—	16,388	16,512	—	16,512
	$400,229	$(181,219)	$219,010	$400,381	$(161,773)	$238,608
Amortization of intangible assets for the three and nine months ended June 28, 2024 was approximately $6.4 million and $19.4 million, respectively. Amortization of intangible assets for the three and nine months ended June 30, 2023 was approximately $6.5 million and $19.5 million, respectively.
NOTE 4.    BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	June 28, 2024	September 29, 2023
Senior secured term loan facility, due September 2025	$—	$800,000
Senior secured term loan facility, due September 2028	622,500	700,000
Senior secured term loan facility, due February 2031	798,000	—
Total principal debt issued	1,420,500	1,500,000
Unamortized debt issuance costs	(16,052)	(11,057)
Discounts	(1,920)	—
Less - current portion	(8,000)	(26,250)
Long-term borrowings, net of current portion	$1,394,528	$1,462,693

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

In conjunction with Amendment No. 1 to the Credit Agreement and the repayment for Term Loan A-1, the Company recorded a $3.9 million non-cash loss during the three months ended March 29, 2024 for the write-off of unamortized debt issuance costs to "Interest Expense and Other, net" on the Consolidated Statements of Income.

During the three and nine months ended June 28, 2024, the Company prepaid a principal amount of $15.0 million and $60.0 million, respectively, of its $700 million Term Loan A-2 due September 2028.
The weighted-average interest rate for our senior secured term loan facilities was 7.68% for the nine months ended June 28, 2024. The carrying amounts of the Company’s senior secured term loan facilities approximate their fair value as the interest rates are variable and reflective of market rates.

As of June 28, 2024, there was $5.3 million of letters of credit outstanding leaving $294.7 million available for borrowing under the Company's revolving credit facility. At June 28, 2024, the Company was in compliance with all covenants under its credit facilities.
NOTE 5.    DERIVATIVE INSTRUMENTS:
Prior to the Separation, Aramark entered into contractual derivative arrangements to manage changes in market conditions related to exposure to fluctuating gasoline, diesel and natural gas fuel prices at the Company. These derivative arrangements transferred in-kind to the Company upon the execution of the Separation and Distribution Agreement between the Company and Aramark, which was effective upon the Separation on September 30, 2023. Derivative instruments utilized during the period include pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index, and pay fixed/receive floating natural gas fuel agreements based on the Henry Hub New York Mercantile Exchange index in order to limit the Company's exposure to price fluctuations for gasoline, diesel, and natural gas fuel mainly for the Company’s operations. All derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheet as of June 28, 2024. The counterparties to the contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. The Company did not enter into any new derivative arrangements for the three and nine months ended June 28, 2024.
The corresponding impact on earnings related to the contractual derivative arrangements have been recorded within the Consolidated Statement of Income for the three and nine months ended June 28, 2024. Additionally, prior to the Separation the impact on earnings related to the contractual derivative arrangements were allocated to the Company and recorded within the Combined Statement of Income for the three and nine months ended June 30, 2023.
Derivatives not Designated in Hedging Relationships
As of June 28, 2024, the Company had gasoline contracts for approximately 0.1 million gallons through June of fiscal 2024. The Company does not record its gasoline, diesel and natural gas fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of $0.1 million for the three months ended June 28, 2024 and a gain of $1.8 million for the three months ended June 30, 2023. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of $0.1 million for the nine months ended June 28, 2024 and a gain of $0.5 million for the nine months ended June 30, 2023. As of June 28, 2024, the Company had $0.1 million of gasoline fuel agreements recorded within "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet.

The following table summarizes the location of realized and unrealized loss (gain) for the Company’s derivatives not designated as hedging instruments in the Consolidated and Combined Statements of Income (in thousands):

		Three months ended
	Income Statement Location	June 28, 2024	June 30, 2023
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$315	$758

		Nine months ended
	Income Statement Location	June 28, 2024	June 30, 2023
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$2,588	$4,001
NOTE 6.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Three months ended		Nine months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
United States:
Uniforms	$255,401	$265,281	$792,459	$803,977
Workplace Supplies	381,438	381,122	1,139,677	1,117,089
Total United States	636,839	646,403	1,932,136	1,921,066

Canada:
Uniforms	$23,603	$25,330	$73,831	$76,044
Workplace Supplies	37,806	37,651	115,572	112,275
Total Canada	61,409	62,981	189,403	188,319

Total Revenue	$698,248	$709,384	$2,121,539	$2,109,385
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

Certain customer route servicing contracts include terms and conditions that include components of variable consideration, which are typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Some contracts provide for customer discounts or rebates that can be earned through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When assessing if variable consideration should be limited, the Company evaluates the likelihood of whether uncontrollable circumstances could result in a significant reversal of revenue. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the three and nine months ended June 28, 2024 or three and nine months ended June 30, 2023. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within “Accrued expenses and other current liabilities” on the Consolidated and Combined Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in “Other Assets” on the Consolidated and Combined Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. The Company expenses sales commissions as incurred if the amortization period is one year or less. As of June 28, 2024 and September 29, 2023, the Company has $106.0 million and $104.4 million, respectively, of employee sales commissions recorded as assets within “Other Assets” on the Company’s Consolidated and Combined Balance Sheets. During the three and nine months ended June 28, 2024, the Company recorded $5.3 million and $15.8 million, respectively, of expense related to employee sales commissions within “Selling, general and administrative expenses” on the Consolidated Statements of Income. During the three and nine months ended June 30, 2023, the Company recorded $5.2 million and $15.0 million, respectively, of expense related to employee sales commissions within “Selling, general and administrative expenses” on the Combined Statements of Income.
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

The following table summarizes operating lease costs, consisting of fixed lease costs, variable lease costs and short-term lease costs. Additionally, the table summarizes finance lease costs, consisting of amortization of right-of-use asset and interest on lease liabilities (in thousands):

	Three months ended		Nine months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Lease costs:
Operating lease costs	$11,019	$10,150	$31,748	$31,034
Finance lease costs	$9,522	$8,488	$27,635	$25,508
Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

	Nine months ended
	June 28, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,169	$18,209
Operating cash flows from finance leases	4,241	3,072
Financing cash flows from finance leases	22,572	20,803
Lease assets obtained in exchange for lease obligations:
Operating leases	$27,004	$10,440
Finance leases	31,906	25,704
Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows (in thousands):

	June 28, 2024	September 29, 2023
Weighted average remaining lease term (in years)
Operating leases	5.8	4.7
Finance leases	5.7	5.7
Weighted average discount rate
Operating leases	5.7%	4.4%
Finance leases	4.5%	4.3%
Future minimum lease payments under non-cancelable leases as of June 28, 2024 are as follows (in thousands):

	Operating leases	Finance leases	Total
2024 (remaining three months)	$3,412	$9,396	$12,808
2025	20,052	34,830	54,882
2026	17,158	30,574	47,732
2027	13,667	26,104	39,771
2028	10,162	21,797	31,959
Thereafter	32,558	39,020	71,578
Total future minimum lease payments	$97,009	$161,721	$258,730
Less: Interest	(19,445)	(20,090)	(39,535)
Present value of lease liabilities	$77,564	$141,631	$219,195

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

	Three months ended		Nine months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
TBOs	$1,015	$338	$3,201	$938
RSUs	1,704	2,176	5,216	6,499
PSUs	1,137	281	3,439	715
DSUs	—	—	1,447	—
ESPP	—	—	—	597
	$3,856	$2,795	$13,303	$8,749
During the third quarter of fiscal 2024, the Company granted 29,116 RSUs with a weighted-average grant-date fair value per unit of $17.22 that vest from one to three years from the grant date. The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended June 28, 2024:

	Shares Granted (in thousands)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1,768	$6.53
RSUs	427	$18.59
PSUs	661	$17.88
DSUs	85	$17.01
Total	2,941
NOTE 9.    COMMITMENTS AND CONTINGENCIES:
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business or otherwise related to the Company, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below with respect to the shareholder class action lawsuits and shareholder derivative action lawsuit, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of June 28, 2024 and September 29, 2023, the Company has $7.2 million and $6.8 million, respectively, recorded as liabilities within “Accrued expenses and other current liabilities” and $15.2 million and $17.3 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated and Combined Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of June 28, 2024 and September 29, 2023, the Company has $12.9 million and $12.3 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated and Combined Balance Sheets.

On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs allege that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs seek damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. In the current quarter, the parties reached a settlement in principle, subject to court approval. The settlement includes, among other terms, a monetary component of $3.1 million. The full amount of the proposed settlement has been provided for in the Consolidated and Combined Financial Statements.

On April 19, 2024, Consolidated Mills Supply, Inc., operating as Vestis Group, an entity involved in the food ingredients business, provided a notice to the Company alleging trademark infringement based on the Company's use of the “Vestis” trademark and logo. On April 30, 2024, the United States Patent and Trademark Office granted the Company three federal trademark registrations for the Company's “Vestis” trademarks and its associated logos for use in connection with several classes of goods and services that the Company offers to its customers. On April 30, 2024, the Company responded to Consolidated Mills Supply denying any trademark infringement. Based on continued discussions, the Company does not believe this matter will have a material effect on its business, financial condition or results of operations.

With respect to the below matters, the Company cannot predict the outcome of these legal matters, nor can it predict whether any outcome may be materially adverse to its business, financial condition, results of operations or cash flows. The Company intends to vigorously defend these matters.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to the Company’s business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On July 16, 2024, multiple shareholders moved to be appointed lead plaintiff. The Court has not yet ruled on those motions.

On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023.
On July 10, 2024, a purported Vestis shareholder commenced a derivative action against Vestis’ directors and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Hollin v. Scott, et al., Case No. 1:24-cv-03059-SDG. The complaint seeks unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaint (in which Vestis is named as a nominal defendant) generally alleges, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaint also alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets.
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
Financial information by segment is as follows (in thousands):

	Three months ended		Nine months ended
Revenue	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
United States	$636,839	$646,403	$1,932,136	$1,921,066
Canada	61,409	62,981	189,403	188,319
Total Revenue	$698,248	$709,384	$2,121,539	$2,109,385

	Three months ended		Nine months ended
Operating Income	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
United States	$64,520	$84,102	$209,796	$216,114
Canada	1,293	3,284	6,824	10,173
Total Segment Operating Income	65,813	87,386	216,620	226,287
Corporate	(28,290)	(21,019)	(88,445)	(66,153)
Total Operating Income	$37,523	$66,367	$128,175	$160,134

	Three months ended		Nine months ended
Reconciliation to Income Before Income Taxes	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Total Operating Income	$37,523	$66,367	$128,175	$160,134
Interest Expense and Other, net	(29,386)	(83)	(94,874)	268
Income Before Income Taxes	$8,137	$66,284	$33,301	$160,402

NOTE 11.    EARNINGS PER SHARE:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

On September 30, 2023, the Company separated from Aramark. As referenced in Note 1. "Nature of Business and Basis of Presentation", the Separation resulted in the initial issuance of approximately 131.2 million shares of Vestis common stock. For purposes of computing basic and diluted earnings per common share for the three and nine months ended June 30, 2023, the number of Vestis common shares issued upon completion of the Separation were used to reflect the outstanding shares.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three months ended		Nine months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Earnings:
Net Income	$5,037	$48,863	$23,268	$119,186
Shares:
Basic weighted-average shares outstanding	131,543	130,725	131,486	130,725
Effect of dilutive securities	290	—	299	—
Diluted weighted-average shares outstanding	131,833	130,725	131,785	130,725

Basic Earnings Per Share	$0.04	$0.37	$0.18	$0.91
Diluted Earnings Per Share	$0.04	$0.37	$0.18	$0.91

Antidilutive securities(1)	2,932	—	2,165	—
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

The Company's effective tax rate was 38.1% and 26.3% for the three months ended June 28, 2024 and June 30, 2023, respectively. For the nine months ended June 28, 2024 and June 30, 2023, the Company's effective tax rate was 30.1% and 25.7%, respectively. The Company’s effective tax rate for the nine months ended June 28, 2024 was higher than the U.S. statutory rate primarily due to state taxes, permanent book/tax differences, and international operations in jurisdictions with higher income tax rates. For the nine months ended June 30, 2023, the Company’s effective tax rate was higher than the U.S. statutory rate primarily due to state taxes and permanent book/tax differences.

In connection with the Separation, the Company's net deferred tax liabilities decreased by $8.5 million, primarily related to shared-based compensation, inventoriable costs and tax attributes that were not part of the Company while consolidated with Aramark.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $0.2 million as of June 28, 2024 and $4.4 million as of September 29, 2023. Our unrecognized benefits with respect to our uncertain tax positions decreased by $4.2 million as these remained the obligation of Aramark under the Tax Matters Agreement. The amount of accrued interest and penalties payable related to unrecognized tax benefits was less than $0.1 million as of June 28, 2024.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. At this time, we estimate that the amount of gross unrecognized tax positions will not decrease within the next 12 months.
NOTE 13.    RELATED PARTIES:
Prior to Separation

The Company’s Combined Financial Statements for the three and nine months ended June 30, 2023 include general corporate expenses of Aramark, which were not historically allocated to the Company for certain support functions that are provided on a centralized basis by Aramark and are not recorded at the Company level, such as expenses related to finance, supply chain, human resources, information technology, share-based compensation, insurance and legal, among others (collectively, “General Corporate Expenses”). For purposes of these Combined Financial Statements, General Corporate Expenses have been allocated to the Company. General Corporate Expenses are included in the Combined Statements of Income in “Selling, general and administrative expenses” with the impact related to Aramark’s gasoline, diesel and natural gas derivative agreements included in “Cost of services provided”. These expenses have been allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount or other drivers. Management believes the assumptions underlying the Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from Aramark, are reasonable. Nevertheless, the Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

During the three and nine months ended June 30, 2023, General Corporate Expenses allocated to the Company were $4.4 million and $20.4 million, respectively.

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

During the three and nine months ended June 28, 2024, the Company paid $2.6 million and $10.5 million, respectively, to Aramark under the various agreements described above. Current amounts due from and to Aramark as of June 28, 2024 were not material.
NOTE 14.    EQUITY:
Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended June 28, 2024 and June 30, 2023 were as follows (in thousands):

	Three months ended June 28, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of March 29, 2024	$(25,912)	$(5,070)	$(30,982)
Other comprehensive loss	(3,699)	—	(3,699)
Balance as of June 28, 2024	$(29,611)	$(5,070)	$(34,681)

	Nine months ended June 28, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 29, 2023	$(26,103)	$(5,070)	$(31,173)
Other comprehensive income	(3,508)	—	(3,508)
Balance as of June 28, 2024	$(29,611)	$(5,070)	$(34,681)

	Three months ended June 30, 2023
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of March 31, 2023	$(21,478)	$(4,414)	$(25,892)
Other comprehensive income	1,223	—	1,223
Balance as of June 30, 2023	$(20,255)	$(4,414)	$(24,669)

	Nine months ended June 30, 2023
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 30, 2022	$(27,266)	$(4,414)	$(31,680)
Other comprehensive income	7,011	—	7,011
Balance as of June 30, 2023	$(20,255)	$(4,414)	$(24,669)
Dividends
On May 23, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on July 2, 2024 to shareholders of record at the close of business on June 14, 2024. The dividend payable of $4.6 million was recorded within "Accrued expenses and other current liabilities" on the Consolidated Balance Sheet as of June 28, 2024. The amount and timing of any future dividend payment is subject to the approval of the Company's Board of Directors.
NOTE 15.    SUBSEQUENT EVENTS:

Receivables Securitization Facility
On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries of the Company entered into a three-year $250 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services, who in turn, may sell the receivables to a financial institution. The net proceeds of the A/R Facility will be used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the three and nine months ended June 28, 2024 and June 30, 2023 should be read in conjunction with our audited Combined Financial Statements and the notes to those statements for the fiscal year ended September 29, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 21, 2023.
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

Basis of Presentation
The Combined Financial Statements for the three and nine months ended and as of June 30, 2023 have been derived from Aramark’s historical accounting records and were prepared on a standalone basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The assets, liabilities, revenue, and expenses of Vestis have been reflected in these Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of Aramark, using the historical accounting policies applied by Aramark. Historically, separate financial statements have not been prepared for Vestis as it previously did not operate as a standalone business from Aramark prior to the Separation. The historical results of operations, financial position and cash flows of Vestis presented in the Combined Financial Statements may not be indicative of what they would have been had we been an independent standalone public company, nor are they necessarily indicative of our future results of operations, financial position, and cash flows.

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

Results of Operations Three Months Ended June 28, 2024 compared with June 30, 2023
The following table presents an overview of our results with the amount of and percentage change between periods for the three months ended June 28, 2024 and June 30, 2023 (dollars in thousands).

	Three Months Ended		Change	Change
	June 28, 2024	June 30, 2023	$	%
Revenue	$698,248	$709,384	$(11,136)	(1.6%)
Operating Expenses:
Cost of services provided(1)	495,759	484,568	11,191	2.3%
Depreciation and amortization	34,925	34,204	721	2.1%
Selling, general and administrative expenses	130,041	124,245	5,796	4.7%
Total Operating Expenses	660,725	643,017	17,708	2.8%
Operating Income	37,523	66,367	(28,844)	(43.5%)
Interest Expense and Other, net	(29,386)	(83)	(29,303)	35,304.8%
Income Before Income Taxes	8,137	66,284	(58,147)	(87.7%)
Provision for Income Taxes	3,100	17,421	(14,321)	(82.2%)
Net Income	$5,037	$48,863	$(43,826)	(89.7%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $698.2 million decreased $11.1 million, or 1.6%, for the three months ended June 28, 2024 compared to the three months ended June 30, 2023. Revenue decreased $2.9 million from lower year-over-year direct sales and $65.5 million from prior year sales associated with lost customers, of which roughly 56.5% were from customers who ceased doing business with us during fiscal 2023. In fiscal 2023, customer retention1 was 90.4%. Customer retention for the three month period ended June 28, 2024, was 91.7%. The decreases were partially offset by $54.6 million of new customer sales and cross-selling activities to current customers and by $3.9 million from pricing actions. There was a negligible impact to revenue from the change in foreign currency rates year-over-year.
Cost of services provided increased $11.2 million, or 2.3%, for the three months ended June 28, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in labor costs of $9.2 million and merchandise in service costs of $1.0 million.
Depreciation and amortization expense of $34.9 million for the three months ended June 28, 2024 increased $0.7 million, or 2.1%, compared to the three months ended June 30, 2023.
Selling, general and administrative expenses ("SG&A") increased $5.8 million, or 4.7%, for the three months ended June 28, 2024 compared to the three months ended June 30, 2023. The increase in SG&A was primarily due to approximately $6.5 million of incremental public company costs. The increases were partially offset by savings from organization optimization efforts executed during the last twelve months.
Operating income of $37.5 million decreased 43.5% for the three months ended June 28, 2024 compared to the three months ended June 30, 2023 from the impact of changes in revenue and costs noted above.
Interest expense and other, net, increased $29.3 million for the three months ended June 28, 2024 compared to the three months ended June 30, 2023 primarily driven by interest expense related to our term loan debt issued on September 29, 2023, and subsequently partially refinanced on February 22, 2024, that was not outstanding during the three months ended June 30, 2023.
The provision for income taxes for the three months ended June 28, 2024 was recorded at an effective rate of 38.1% compared to an effective rate of 26.3% for the three months ended June 30, 2023. The higher effective tax rate was primarily due to non-deductible executive compensation and the impact of tax adjustments on the lower year-over-year earnings.
Net income of $5.0 million for the three months ended June 28, 2024 represented a decrease of $43.8 million or 89.7% compared to the three months ended June 30, 2023 from the impact of changes to revenue, operating costs and net interest expense noted above.
______________________
(1)Customer retention is equal to lost annualized recurring revenue for the period reported divided by total company annualized recurring revenue for the trailing 52 weeks. This metric takes the full annualized impact of a lost customer in the period it is reported. Retention is a leading indicator, in that the financial impact from the lost business will be realized over the 12 months after the billings cease for the lost customer.
Results of Operations Nine Months Ended June 28, 2024 compared with June 30, 2023
The following table presents an overview of our results with the amount of and percentage change between periods for the nine months ended June 28, 2024 and June 30, 2023 (dollars in thousands).

	Nine months ended		Change	Change
	June 28, 2024	June 30, 2023	$	%
Revenue	$2,121,539	$2,109,385	$12,154	0.6%
Operating Expenses:
Cost of services provided(1)	1,502,557	1,480,143	22,414	1.5%
Depreciation and amortization	105,500	101,712	3,788	3.7%
Selling, general and administrative expenses	385,307	367,396	17,911	4.9%
Total Operating Expenses	1,993,364	1,949,251	44,113	2.3%
Operating Income	128,175	160,134	(31,959)	(20.0%)
Interest Expense and Other, net	(94,874)	268	(95,142)	(35,500.7%)
Income Before Income Taxes	33,301	160,402	(127,101)	(79.2%)
Provision for Income Taxes	10,033	41,216	(31,183)	(75.7%)
Net Income	$23,268	$119,186	$(95,918)	(80.5%)
______________________
(1)Exclusive of depreciation and amortization
Consolidated revenue of $2,121.5 million increased $12.2 million, or 0.6%, for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023. This increase was muted by 1.2% due to the non-recurrence of prior year temporary energy fees of $26.2 million enacted to offset the effect of inflationary pressure on energy costs. Revenue increased $168.5 million, or approximately 8.0%, from new customer sales and cross-selling activities to current customers and $71.5 million, or approximately 3.4%, from pricing actions. These increases were partially offset by $6.9 million of lower year-over-year direct sales and $193.5 million of prior year sales associated with lost customers, of which roughly 70.3% were from customers who ceased doing business with us during fiscal 2023. There was a negligible impact to revenue growth from the change in foreign currency rates year-over-year.
Cost of services provided increased $22.4 million, or 1.5%, for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023 primarily due to an increase in labor costs of $20.6 million and merchandise in service costs of $4.8 million partially offset by lower energy costs linked primarily to lower energy rates, as well as productivity savings from route optimization efforts.
Depreciation and amortization expense of $105.5 million for the nine months ended June 28, 2024 increased $3.8 million or 3.7% compared to the nine months ended June 30, 2023.
SG&A increased $17.9 million, or 4.9%, for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023, respectively. The increase in SG&A was primarily due to approximately $13.5 million of incremental public company costs, $6.8 million of gain on sale of land for the nine months ended June 30, 2023 that did not recur in the current fiscal year, $5.6 million of incremental one-time separation costs, and $4.5 million of increased insurance costs. The increases were partially offset by the impairment of operating lease right-of-use assets and other costs for the nine months ended June 30, 2023 of $7.7 million that did not recur for the nine months ended June 28, 2024 and by a decrease in selling payroll related costs of $5.5 million in the current year.
Operating income of $128.2 million decreased 20.0% for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023 from the impact of changes in revenue and costs noted above.
Interest expense and other, net, increased $95.1 million for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023 primarily driven by interest expense related to our term loan debt issued on September 29, 2023, and subsequently partially refinanced on February 22, 2024, that was not outstanding during the nine months ended June 30, 2023. Interest expense for the nine months ended June 28, 2024 included a $3.9 million non-cash loss for the write-off of unamortized debt issuance costs associated with the extinguishment of our $800 million Term Loan A-1.
The provision for income taxes for the nine months ended June 28, 2024 was recorded at an effective rate of 30.1% compared to an effective rate of 25.7% for the nine months ended June 30, 2023. The higher effective tax rate was primarily due to non-deductible executive compensation and the impact of tax adjustments on the lower year-over-year earnings.
Net income of $23.3 million for the nine months ended June 28, 2024 represented a decrease of $95.9 million, or 80.5% compared to the nine months ended June 30, 2023 from the impact of changes to revenue, operating costs and net interest expense noted above.
Results of Operations—United States Results Three Months Ended June 28, 2024 compared with June 30, 2023
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the three months ended June 28, 2024 and June 30, 2023 (dollars in thousands).

	Three Months Ended		Change	Change
	June 28, 2024	June 30, 2023	$	%
Segment Revenue	$636,839	$646,403	$(9,564)	(1.5%)
Segment Operating Income	64,520	84,102	(19,582)	(23.3%)
Segment Operating Income %	10.1%	13.0%
United States revenue of $636.8 million decreased $9.6 million, or 1.5%, for the three months ended June 28, 2024 compared to the three months ended June 30, 2023. Revenue decreased $2.9 million from lower year-over-year direct sales and $61.8 million from prior year sales associated with lost customers. The decreases were partially offset by $53.1 million of new customer sales and cross-selling activities to current customers and by $2.0 million from pricing actions.
Segment operating income of $64.5 million for the three months ended June 28, 2024 decreased $19.6 million, or 23.3%, compared to the three months ended June 30, 2023, primarily driven by:
•the decrease in revenue during the three months ended June 28, 2024 as described above;
•incremental labor costs of approximately $7.9 million for the three months ended June 28, 2024;
•higher rental merchandise in service costs of $1.4 million;
•higher professional services costs of $3.7 million;

•increase in repairs and maintenance costs of $3.2 million; and
•higher other selling costs of $1.1 million.
Segment operating income margin decreased approximately 290 basis points from 13.0% for the three months ended June 30, 2023 to approximately 10.1% for the three months ended June 28, 2024.
Results of Operations—United States Results Nine Months Ended June 28, 2024 compared with June 30, 2023
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the nine months ended June 28, 2024 and June 30, 2023 (dollars in thousands).

	Nine months ended		Change	Change
	June 28, 2024	June 30, 2023	$	%
Segment Revenue	$1,932,136	$1,921,066	$11,070	0.6%
Segment Operating Income	209,796	216,114	(6,318)	(2.9%)
Segment Operating Income %	10.9%	11.2%
United States revenue of $1,932.1 million increased $11.1 million, or 0.6%, for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023. This increase was muted by 1.2% due to the non-recurrence of prior year temporary energy fees of $26.2 million enacted to offset the effect of inflationary pressure on energy costs. Revenue increased approximately $157.2 million from new customer sales and cross-selling activities to current customers and approximately $66.5 million from pricing actions. These increases were partially offset by approximately $6.9 million of lower year-over-year direct sales and approximately $179.5 million of prior year sales associated with lost customers.
Segment operating income of $209.8 million for the nine months ended June 28, 2024 decreased $6.3 million, or 2.9%, compared to the nine months ended June 30, 2023, primarily driven by:
•incremental labor costs of approximately $17.6 million for the nine months ended June 28, 2024;
•higher rental merchandise in service costs of $2.5 million; and
•higher professional services costs of $2.4 million.
•the decreases were partially offset by:
•the growth in revenue during the nine months ended June 28, 2024 as described above;
•higher cost reductions of $4.0 million within salaries and wages from efficiency actions taken during the previous twelve months; and
•year-over-year energy savings of $9.7 million primarily driven by lower rates, as well as our route optimization efforts.
Segment operating income margin decreased approximately 30 basis points from 11.2% for the nine months ended June 30, 2023 to approximately 10.9% for the nine months ended June 28, 2024.

Results of Operations—Canada Results Three Months Ended June 28, 2024 compared with June 30, 2023
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the three months ended June 28, 2024 and June 30, 2023 (dollars in thousands).

	Three Months Ended		Change	Change
	June 28, 2024	June 30, 2023	$	%
Segment Revenue	$61,409	$62,981	$(1,572)	(2.5%)
Segment Operating Income	1,293	3,284	(1,991)	(60.6)%
Segment Operating Income %	2.1%	5.2%
Canada revenue of $61.4 million decreased $1.6 million, or 2.5%, for the three months ended June 28, 2024 compared to the three months ended June 30, 2023. Revenue decreased $3.7 million from prior year sales associated with lost customers and by $1.3 million due to the change in foreign currency rates year-over-year. The decreases were partially offset by $1.9 million from pricing actions and by $1.5 million of new customer sales and cross-selling activities to current customers.
Segment operating income of $1.3 million for the three months ended June 28, 2024 decreased $2.0 million, or 60.6%, compared to the three months ended June 30, 2023, primarily driven by:
•the decrease in revenue during the three months ended June 28, 2024, as described above; and
•incremental labor costs of approximately $1.3 million for the three months ended June 28, 2024.
•the decreases were partially offset by:
•lower rental merchandise in service costs of $0.4 million.
Segment operating income margin decreased approximately 310 basis points from 5.2% for the three months ended June 30, 2023, to approximately 2.1% for the three months ended June 28, 2024.
Results of Operations—Canada Results Nine Months Ended June 28, 2024 compared with June 30, 2023
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the nine months ended June 28, 2024 and June 30, 2023 (dollars in thousands).

	Nine months ended		Change	Change
	June 28, 2024	June 30, 2023	$	%
Segment Revenue	$189,403	$188,319	$1,084	0.6%
Segment Operating Income	6,824	10,173	(3,349)	(32.9)%
Segment Operating Income %	3.6%	5.4%
Canada revenue of $189.4 million increased $1.1 million, or 0.6%, for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023. Revenue increased $11.3 million from new customer sales and cross-selling activities to current customers and $5.0 million from pricing actions. These increases were partially offset by the loss of $14.0 million of prior year sales associated with lost customers. The change in sales resulting from the year-over-year fluctuation in foreign exchange rates was immaterial.
Segment operating income of $6.8 million for the nine months ended June 28, 2024 decreased $3.3 million, or 32.9%, compared to the nine months ended June 30, 2023, primarily driven by:
•incremental labor costs of approximately $3.0 million for the nine months ended June 28, 2024; and

•higher rental merchandise in service costs of $2.3 million.
•the decreases were partially offset by:
•the growth in revenue during the nine months ended June 28, 2024, as described above; and
•year-over-year energy savings of $0.4 million primarily driven by lower rates, as well as our route optimization efforts.
Segment operating income margin decreased approximately 180 basis points from 5.4% for the nine months ended June 30, 2023, to approximately 3.6% for the nine months ended June 28, 2024.
Liquidity and Capital Resources
Overview
Historically, our business generated positive cash flows from operations. Prior to the Separation, cash flows within our United States operations were transferred to Aramark regularly as part of Aramark’s centralized cash management program. This arrangement was used to manage liquidity of Aramark and fund the operations of our business as needed. This arrangement is not indicative of how we would have funded our operations had we been a standalone company separate from Aramark prior to the Separation. Cash transferred to and from Aramark’s cash management accounts are reflected within net parent investment as a component of Aramark’s equity for the three and nine months ended and as of June 30, 2023. After the Separation, our cash and cash equivalents are held and used solely for our own operations and commitments.
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
On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries of the Company entered into a three-year $250.0 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services, who in turn, may sell the receivables to a financial institution. The net proceeds of the A/R Facility will be used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms.
As of June 28, 2024, we had approximately $29.1 million of cash and cash equivalents and $294.7 million of availability for borrowing under our Revolving Credit Facility. The servicing of this debt will be supported by cash flows from our operations. As of June 28, 2024, we had $1,420.5 million of total principal debt compared to $1,500.0 million as of September 29, 2023.
On May 23, 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on July 2, 2024 to shareholders of record at the close of business on June 14, 2024. The total dividend payable amount was $4.6 million. The amount and timing of any future dividend payment is subject to the approval of our Board of Directors.

The table below summarizes our cash activity (in thousands):

	Nine months ended
	June 28, 2024	June 30, 2023
Net cash provided by operating activities	$176,200	$143,937
Net cash used in investing activities	(50,787)	(41,598)
Net cash used in financing activities	(132,309)	(112,509)
Reference to the Consolidated and Combined Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $176.2 million for the nine months ended June 28, 2024 and $143.9 million for the nine months ended June 30, 2023, respectively. The change was driven by cash inflows from operating assets and liabilities of $37.3 million for the nine months ended June 28, 2024 compared to cash outflows of $97.8 million for the nine months ended June 30, 2023, partially offset by net income for the nine months ended June 28, 2024 of $23.3 million compared to net income for the nine months ended June 30, 2023 of $119.2 million, as discussed in "Results of Operations" above. The change in cash from operating assets and liabilities of $135.1 million, which was primarily due to:
•Increase in operating cash flows for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023 due to a greater source of cash from accrued expenses of $72.1 million primarily due to the timing of other payments;
•Increase in operating cash flows for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023 due to the lower use of cash for inventories of $46.3 million; and
•Increase in operating cash flows for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023 due to a greater source of cash from accounts payable of $36.6 million primarily due to the lower use of cash for inventory purchases; partially offset by:
•decrease in operating cash flows for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023 due to a lower source of cash from non-current liabilities of $15.5 million primarily due to the timing of disbursements;
•decrease in operating cash flows for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023 due to a lower source of cash from other current assets of $8.6 million primarily due to increased cash outflows for prepaid assets;
•decrease in operating cash flows for the nine months ended June 28, 2024 compared to the nine months ended June 30, 2023 due to the higher use of cash for other assets of $4.1 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $50.8 million for the nine months ended June 28, 2024 was $9.2 million higher relative to the nine months ended June 30, 2023 primarily due to lower proceeds from disposals of property and equipment for the nine months ended June 28, 2024.
Cash Flows Used in Financing Activities
During the nine months ended June 28, 2024, cash used in financing activities was impacted by the following:
•payments of long-term borrowings ($879.5 million);
•proceeds from long-term borrowings ($798.0 million);
•payments related to finance leases ($22.6 million);

•cash transferred to Aramark ($6.1 million);
•dividend payments ($9.2 million); and
•debt issuance costs ($11.1 million).
During the nine months ended June 30, 2023, cash used in financing activities was impacted by the following:
•cash transferred to Aramark ($91.7 million); and
•payments related to finance leases ($20.8 million).
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

At June 28, 2024, we were in compliance with all covenants under the Credit Agreement.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Combined Financial Statements included in our Annual Report on form 10-K, filed with the SEC on December 21, 2023. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our Consolidated and Combined Financial Statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on December 21, 2023. Management believes that there have been no significant changes during the nine months ended June 28, 2024 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2024 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of June 28, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.
On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs allege that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs seek damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. In the current quarter, the parties reached a settlement in principle, subject to court approval. The settlement includes, among other terms, a monetary component of $3.1 million. The full amount of the proposed settlement has been provided for in the Consolidated and Combined Financial Statements.
On April 19, 2024, Consolidated Mills Supply, Inc., operating as Vestis Group, an entity involved in the food ingredients business, provided a notice to us alleging trademark infringement based on our use of the “Vestis” trademark and logo. On April 30, 2024, the United States Patent and Trademark Office granted us three federal trademark registrations for our “Vestis” trademarks and our associated logos for use in connection with several classes of goods and services that we offer to our customers. On April 30, 2024, we responded to Consolidated Mills Supply denying any trademark infringement. Based on continued discussions, we do not believe this matter will have a material effect on its business, financial condition or results of operations.
From time to time, Vestis and its subsidiaries are a party to various other legal actions, proceedings and investigations involving claims incidental to the conduct of their business or otherwise related to us, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to our business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On July 16, 2024, multiple shareholders moved to be appointed lead plaintiff. The Court has not yet ruled on those motions.
On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023.

On July 10, 2024, a purported Vestis shareholder commenced a derivative action against Vestis’ directors and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Hollin v. Scott, et al., Case No. 1:24-cv-03059-SDG. The complaint seeks unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaint (in which Vestis is named as a nominal defendant) generally alleges, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaint also alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets.
We cannot predict the outcome of these legal matters, nor can we predict whether any outcome may be materially adverse to our business, financial condition, results of operations or cash flows. We intend to vigorously defend these matters.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on December 21, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended June 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit No.	Description
10.1+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Kim T. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.2+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Rick T. Dillon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.3+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Angela J. Kervin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.4+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Grant Shih (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.5
Letter Agreement, dated June 18, 2024, by and among the Company and Keith A. Meister and Corvex Management LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024; File No. 001-41783)

10.6+
Employment Agreement, dated as of June 19, 2024, by and between Vestis Corporation and William Seward (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2024; File No. 001-41783)

10.7
Receivables Purchase Agreement, dated as of August 2, 2024, by and among VS Financing, LLC, as the seller, Vestis Services, LLC, as servicer, the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2024; File No. 001-41783)

10.8
Sale and Contribution Agreement, dated as of August 2, 2024, by and among Vestis Services, LLC, as servicer and originator, certain other Originators, and VS Financing, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2024; File No. 001-41783)

31.1*	Certification of Kim Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Rick Dillon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Kim Scott, Chief Executive Officer, and Rick Dillon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Vestis' Quarterly Report on Form 10-Q for the period ended June 28, 2024 formatted in inline XBRL: (i) Consolidated and Combined Balance Sheets as of June 28, 2024 and September 29, 2023; (ii) Consolidated and Combined Statements of Income for the three and nine months ended June 28, 2024 and June 30, 2023; (iii) Consolidated and Combined Statements of Comprehensive Income for the three and nine months ended June 28, 2024 and June 30, 2023; (iv) Consolidated and Combined Statements of Cash Flows for the nine months ended June 28, 2024 and June 30, 2023; (v) Consolidated and Combined Statements of Changes in Equity for the three and nine months ended June 28, 2024 and June 30, 2023; and (vi) Notes to consolidated and combined financial statements

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set
*Filed herewith.
+ Represents a management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2024.

Vestis Corporation

By:	/s/ RICK DILLON
Name:	Rick Dillon
Title:	Executive Vice President and Chief Financial Officer (principal financial officer)