Form 10-K
period 2024-09-27
Vestis Corp
filed 2024-11-22
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-41783

Vestis Corporation
(Exact name of registrant as specified in its charter)

Delaware	92-2573927
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1035 Alpharetta Street, Suite 2100, Roswell, Georgia	30075
(Address of Principal Executive Offices)	(Zip Code)
(470) 226-3655
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VSTS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of March 29, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $2,533.1 million. The registrant had 131,530,045 shares of common stock outstanding as of October 25, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2025 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

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
• our leverage and ability to meet debt obligations and our reliance on an accounts receivable securitization facility;
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
• any failure by Aramark to perform its obligations under the various separation agreements entered into in connection with the Separation; and
• a determination by the IRS that the Separation or certain related transactions are taxable.
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

Summary of Risk Factors
An investment in Vestis is subject to a number of risks, including risks relating to its business and indebtedness, risks related to Vestis’ Separation from Aramark and risks related to Vestis common stock. Set forth below is a high-level summary of some, but not all, of these risks. Please read the information in the section entitled “Risk Factors” of this Annual Report for a more thorough description of these and other risks.

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
•Vestis may incur significant liability as a result of our participation in multiemployer-defined benefit pension plans.
•If Vestis fails to comply with requirements imposed by applicable law or regulations, it could significantly and adversely affect Vestis’ business, financial condition or results of operations.
•Environmental regulations may subject Vestis to significant liability and limit its ability to grow.
•Unanticipated changes in tax law could adversely impact Vestis’ financial results
•Vestis’ operations and reputation may be adversely affected by disruptions to or breaches of Vestis’ information systems or if Vestis’ data is otherwise compromised.
•Vestis expects that stakeholder expectations relating to environmental, social and governance (“ESG”) considerations may expose Vestis to liabilities, increased costs, reputational harm and other adverse effects on our business.
•Vestis is subject to legal proceedings that may adversely affect the business, financial condition or results of operations.
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
Risks related to accounts receivable securitization facility
•Vestis’ reliance on an accounts receivable securitization facility subjects Vestis to certain risks that could adversely affect the financial condition and results of operations.
Risks Related to the Separation
•Vestis has a limited history of operating as an independent company, and its historical financial information prior to the Separation is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.
•Vestis is repositioning its brand to remove the Aramark name, which could adversely affect its ability to attract and maintain customers.
•Vestis may be affected by restrictions under the tax matters agreement in order to avoid triggering significant tax-related liabilities.

•Vestis may be held liable to Aramark if it fails to perform under the agreements with Aramark which may negatively affect the business, financial condition or results of operations.
•If there is a determination that the Separation or certain related transactions are taxable for U.S. federal income tax purposes, Vestis could incur significant liabilities pursuant to the indemnification obligations under the tax matters agreement.
•Satisfaction of indemnification obligations following the Separation could have a material adverse effect on the cash flows and the business, financial condition or results of operations.
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
•Vestis amended and restated certificate of incorporation designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Vestis stockholders, which could discourage lawsuits against Vestis and the directors and officers.

PART I
Item 1.    Business
Overview

Vestis Corporation (“Vestis”, the “Company”, “our”, “we” or “us”) is a leading provider of uniform rentals and workplace supplies across the United States and Canada. We provide uniforms, mats, towels, linens, restroom supplies, first-aid supplies, safety products and other workplace supplies. In fiscal year 2024, we generated revenue of approximately $2.8 billion. We are one of the largest companies operating within the United States and Canada in our industry.
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

Our customers value the uniforms and workplace supplies we deliver as our services and products can help them reduce operating costs, enhance brand image, maintain a safe and clean workplace and focus on their core business. We provide a full range of uniform programs, restroom supply services and first-aid and safety products, as well as ancillary items such as floor mats, towels and linens. Additionally, we provide garments and contamination control supplies that help customers maintain controlled, cleanroom environments commonly used in the manufacturing of electronics, pharmaceuticals and medical equipment.
Our team consists of approximately 19,600 teammates who operate over 350 sites including laundry plants, satellite plants, distribution centers and manufacturing plants. We leverage our broad footprint and our supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts. In addition, we offer customized uniforms through direct sales agreements, typically for large regional or national companies.
Vestis is led by Kim Scott, President and Chief Executive Officer, Rick Dillon, Executive Vice President and Chief Financial Officer, Angela Kervin, Executive Vice President and Chief Human Resources Officer, Bill Seward, Executive Vice President and Chief Operating Officer and Timothy Donovan, Executive Vice President, Chief Legal Officer and General Counsel. These executives have deep expertise in their respective fields. They were recruited to lead Vestis as a standalone, independent company and are complemented by long-tenured members of management across the company’s commercial and operational functions as well as newly appointed leaders who bring functional expertise, diversity and depth to the Vestis leadership team.
On September 30, 2023 (the "Distribution Date"), Vestis Corporation completed its spin-off from Aramark (the "Spin-Off," or the “Separation”). On October 2, 2023 our common stock began regular-way trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “VSTS”. Our corporate headquarters are in Roswell, Georgia.
Financial Profile
In fiscal year 2024, we generated revenue of approximately $2.8 billion, operating income of $158.0 million, or 5.6% of revenue, and net income of $21.0 million, or 0.7% of revenue. Cash provided from operating activities was $471.8 million. Revenue from our recurring rental business comprised 94% of total revenue, with 6% from direct sales. The contracted and recurring nature of our business provides a meaningful level of predictability to annual revenue. Additionally, the diversity of our customer base and the variety of industries in which our customers participate results in relatively low exposure to discrete industry trends. Our revenue is diversified across numerous sectors and customers operating primarily in manufacturing, hospitality, retail, food processing, automotive and healthcare. These are all sectors where we have decades of expertise. Geographically, 91% of our fiscal year 2024 revenue was from sales in the United States, with the remaining 9% from sales in Canada.
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
We deliver to over 300,000 customer locations across the United States and Canada. We serve customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations. Our revenue is diversified across our many customers as demonstrated by the revenue generated from our 10 largest customers accounting for less than 15% of total revenue in fiscal year 2024.
Our customers represent a diverse array of industries including sectors such as manufacturing, hospitality, retail, government, automotive, healthcare and food processing. The competitive landscape across these sectors for our products and services is highly fragmented and driven primarily by product quality, service quality and pricing of our competitors. We believe our competitive advantages identified below apply to each of the sectors. Across these sectors, we also serve customers who operate cleanrooms, or controlled environments where pollutants like dust, airborne microbes, and aerosol particles are removed to aid in providing clean work environments. Cleanrooms are typically used in the manufacturing of electronics, pharmaceutical products and medical equipment.
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
Our Services and Products
We provide a full-service uniform solution on a contracted and recurring basis. Our full-service uniform offering includes the design, sourcing, manufacturing, customization, personalization, delivery, laundering, sanitization, repair and replacement of uniforms. Our uniform options include shirts, pants, outerwear, gowns, scrubs, high visibility garments, particulate-free garments and flame-resistant garments, along with shoes and accessories. In addition to uniforms, we also provide workplace supplies including restroom supply services, first-aid supplies and safety products, floor mats, towels and linens.

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
Operations and Supply Chain
We operate a network of over 350 facilities including laundry plants, satellite plants, distribution centers and manufacturing plants along with a fleet of service vehicles that support over 3,300 pick-up and delivery routes. Our services and products are delivered to customers by route service representatives via delivery routes that originate from one of our laundry plants or satellite sites. Approximately 60% of our uniforms and linens are manufactured in our two manufacturing plants in Mexico. Our Mexican operations include approximately 189,000 square feet of manufacturing capacity and a 107,000 square foot distribution facility.
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
Full-Service Uniforms and Workplace Supplies Offering: We offer a full-service uniform solution including the ability to design, source, manufacture, customize, personalize, deliver, launder, sanitize, mend and replace uniforms on a regular and recurring basis. Our uniform offerings include shirts, pants, outerwear, gowns, scrubs, high visibility garments and flame-resistant garments, along with shoes and accessories. In addition to uniforms, we also provide workplace supplies including restroom supply services, first-aid supplies and safety products, floor mats, towels, linens and other workplace supplies.
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
Experienced Leadership Team: The Company is led by Kim Scott, President and Chief Executive Officer, Rick Dillon, Executive Vice President and Chief Financial Officer, and Bill Seward, Executive Vice President and Chief Operating Officer. These executives have deep experience in their respective areas. They were hired to lead the Company as a standalone, independent company and are complemented by seasoned industry executives across the Company’s commercial and operational functions as well as newly appointed leaders who bring functional expertise, diversity and depth to the Company’s leadership team.
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

Mr. Seward has extensive expertise in leadership roles and previously served as President at UPS Supply Chain Solutions where he oversaw multiple business units including global logistics, freight forwarding, warehousing and distribution. In addition, Mr. Seward previously served as Executive Vice President and Chief Commercial Officer at Stericycle, in addition to other leadership roles at UPS. He joined Vestis in September 2024 to serve as Executive Vice President and Chief Operating Officer.
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
Customer Retention: We serve an attractive, large and long-tenured customer base with services and products that generate recurring revenue streams that typically allow more predictability of revenue than non-recurring revenue business models. We continue to remain focused on retaining these customers, including by ensuring we are delivering new value through new or updated services and products. We will remain focused on modernizing the customer experience to make it easier for our customers to continue to do business with us. This includes continued investments in technology, such as our digital customer portals, as well as investments in our customer service process to enhance our route check-in process and predictive analytics that help us better anticipate customer service opportunities.
Increasing Revenue Per Stop Through Cross-Selling to Leverage Fixed Costs: On average, our current customers take advantage of approximately 30% to 40% of our full line of services and products.  We continue to believe there is a significant opportunity to increase our wallet share with our existing customers through cross-selling additional services and products, including compelling adjacent services such as first aid and restroom supply services.  This is expected to result in high-margin growth with existing customers by increasing revenue per stop and leveraging our existing delivery costs. We have invested in tools to support our trusted and tenured route service representative teammates and we are incentivizing them to pursue these opportunities with our existing customer base.
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

Efficient Operations
Our operations currently include significant cost inputs in areas such as labor, merchandise in service costs, plant operating costs and service-related costs.  We focus on a continuous improvement mindset in our teammates by instituting disciplined, financial metrics and reporting, key performance indicator monitoring and strengthening our leadership in key functional areas such as supply chain, logistics and plant operations.
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
We have approximately 19,600 teammates, primarily based in the United States, Canada and Mexico. As of September 27, 2024, approximately 10,800 of our teammates were represented by labor unions. We work to maintain productive working relationships with these unions.
Diversity, Equity and Inclusion. We believe that it is beneficial to align our diversity, equity and inclusion priorities with our business strategy.

As of September 27, 2024, 60% of our Board of Directors is from underrepresented groups, including females who represent 50% of our Board of Directors. Additionally, 60% of our named executive officers are from underrepresented groups including females, who represent 40% of our named executive officers; 67% of our executive officers are from underrepresented groups including females who represent 33% of our executive officers; and 44% of our senior leadership team are from underrepresented groups including females, who represent 33% of our senior leadership team. Continuing to increase diversity in executive and all levels of the leadership pipeline remains an organizational priority for the coming years. We will have multiple employee resource groups; examples include those supporting women, racially and ethnically diverse employees and the LGBTQ+ community.
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
Community Engagement. We have a strong culture of community engagement and as we move forward as an independent, standalone company, we will continue to build upon it by developing a community engagement program unique to our business that is aligned with our strategy, teammates, the customers we serve and the communities where we operate.
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
Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on- or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or located at sites that we acquired or operated in the past or to which we have sent waste for off-site disposal, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous materials. We may not know whether our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We actively manage the sites which we know require remediation and monitoring in conjunction with regulators and relevant partners. Based on these activities and various estimates and assumptions, we determine our estimated costs and liabilities. As of September 27, 2024, we do not anticipate any expenditures for environmental remediation that would have a material effect on our financial condition. While environmental compliance is not a material component of our costs, we invest in equipment, technology and operating expenses, primarily for water treatment and waste removal, on a regular basis in order to comply with environmental laws and regulations, to promote the safety of our teammates, customers, and communities and to enhance the sustainability of our operations.
Intellectual Property
We have patents, trademarks, trade names and licenses that support the operation of our business. We have positioned our Vestis brand to represent our customer value proposition and value creation strategy as an independent, standalone uniform rental and workplace supplies company. We intend to continue to use trade advertising and targeted digital marketing to promote recognition of the Vestis brand.
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
•We focus on the efficient use of fossil fuels to reduce related emissions. We seek to increase route efficiency with technology and processes that reduce travel time, distance and fuel consumption. For example, our telematics technology allows us to proactively reduce fuel usage by limiting idling through real-time, in-cab driver alerts.
Our Board of Directors and executive leadership are committed to leading a socially responsible organization that supports the health of our planet, cares for our employees, invests in the communities we work in and conducts business in an ethical manner with appropriate governance. Our Board of Directors oversees our ESG goals and objectives, and supports the implementation of our ESG priorities and commitments.
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
Unfavorable economic conditions may arise during times of national and international economic downturns, or may be attributed to natural disasters, calamities, public health crises, political unrest and global conflicts. Unfavorable economic conditions may also contribute to supply chain disruptions, geopolitical events, global energy shortages, major central bank policy actions including interest rate increases, public health crises or other factors. Unfavorable economic conditions could adversely affect the demand for our products and services. For example, in the early stages of the COVID-19 pandemic, we were negatively affected by reduced employment levels at our customers’ locations and declining levels of business and customer spending. In addition, adverse economic conditions, including increases in labor costs, labor shortages, higher materials and other costs, supply chain disruptions, inflation and other economic factors could increase our costs of selling and providing the products and services we offer, which in turn could have a material adverse impact on our business, financial condition or results of operations. Moreover, the impact of inflation on various areas of our business, including labor and product costs, has affected our business, financial condition and results of operations, and we may not be able to mitigate any future impacts of inflation by increases in pricing for our goods and services. We are unable to predict any future trends in the rate of inflation, and if (and to the extent that) we are unable to recover higher costs in the event of future increases in inflation, such increases in inflation could adversely affect our business, financial condition or results of operations.
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
The prices of fuel and energy to run our vehicles, equipment and facilities are volatile and fluctuate based on factors outside of our control. For example, the ongoing conflict between Russia and Ukraine disrupted supply chains and caused increased fuel prices. Our operating margins have been and may continue to be impacted by such increased fuel prices. Continuing or additional increases in fuel and energy costs could have a material adverse effect on our business, financial condition or our results of operations.
Our failure to retain our current customers, renew our existing customer contracts on comparable terms and obtain new customer contracts could adversely affect our business, financial condition or results of operations.
Our success depends on our ability to retain our current customers, renew our existing customer contracts and obtain new business on commercially favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourself from our competitors. In addition, customers are increasingly focused on and requiring us to set targets and meet standards related to environmental sustainability matters, such as greenhouse gas emissions, packaging, waste and wastewater. When we renew existing customer contracts, it is often on terms that are less favorable or less profitable for us than the then-current contract terms. In addition, we typically incur substantial start-up and operating costs and experience lower profit margin and operating cash flows in connection with the establishment of new business, and in periods with higher rates of new business, we have experienced and expect to continue to experience negative impact to our profit margin and our cash flows. There can be no assurance that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing or that our current customers will not turn to competitors, cease operations, elect to in-source or terminate contracts with us. These risks may be exacerbated by current economic conditions due to, among other things, increased cost pressure at our customers, tight labor markets and heightened competition in a contracted marketplace. The failure to renew a significant number of our existing contracts, including on the same or more favorable terms, could have a material adverse effect on our business, financial condition or results of operations, and the failure to obtain new business could have an adverse impact on our growth and financial results.
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

In addition, political unrest and global conflicts have disrupted, and in the future may further continue to disrupt, global supply chains and heighten volatility and disruption of global financial markets. While we do not have direct operations within Russia, Ukraine or Israel, conflicts in those regions further disrupted global supply chains and heightened volatility and disruption of global financial markets. The ongoing volatility and disruption of financial markets caused by these global events, as well as other current global economic factors, triggered inflation in labor and energy costs and has driven significant changes in foreign currencies. The impact on our longer-term operational and financial performance will depend on future developments, including our response and governmental response to inflation, the duration and severity of the ongoing volatility and disruption of global financial markets and our ability to effectively hire and retain personnel. Any terrorist attacks or incidents prompted by political unrest also may adversely affect our revenue and operating results. These future developments are outside of our control and are highly uncertain.
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
Insolvency or business disruption experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our standards, labor problems experienced by our suppliers, the availability of raw materials and labor to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, tariffs, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. Certain of our raw materials and products are currently and may in the future be limited to a single supplier, and if such a supplier faces any difficulty in supplying the materials or products, we may not be able to find an alternative supplier in a timely manner or at all. Current global supply chain disruptions caused by the current macroeconomic environment, the COVID-19 pandemic and the Russia/Ukraine conflict have resulted, and may continue to result, in delivery delays as well as lower fill rates and higher substitution rates for a wide-range of products. We do not have direct operations in the Middle East but the recent conflicts in Israel and escalating tensions in the region may disrupt global markets and impact our supply chain. While we have continued to modify our business model in response to the current environment, including proactively managing inflation and global supply chain disruption, through supply chain initiatives and by implementing pricing, including temporary fees, as appropriate, to cover incremental costs, there is no guarantee that we will be able to continue to do so successfully or on comparable terms in the future if supply chain disruptions continue or worsen.
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
We operate primarily in the United States and Canada. During fiscal 2024, approximately 91% of our revenue was generated in the United States and approximately 9% of our revenue was generated in Canada. In addition, we operate manufacturing plants and a distribution center in Mexico that collectively employ approximately 2,100 personnel as of September 27, 2024. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing or conflicting national and local regulatory requirements and laws, as well as cybersecurity, data protection and supply chain laws; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, value-added tax (“VAT”) and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; local political and social conditions; and the ability to comply with the terms of government assistance programs.
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
As of September 27, 2024, approximately 10,800 of our employees were represented by labor unions and covered by over 200 collective bargaining agreements with various terms and dates of expiration. There can be no assurance that any current or future issues with our employees will be resolved or that we will not encounter future strikes, work stoppages or other disputes with labor unions or our employees. A work stoppage or other limitations on our operations and facilities for any reason could have an adverse effect on our business, financial condition or results of operations.
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
On a quarterly basis, we review each of our environmental sites to determine whether the costs of investigation and remediation of environmental conditions are probable and can be reasonably estimated as well as the adequacy of our reserves with respect to such costs. There can be no assurance that our reserves with respect to our environmental sites will be sufficient or that the costs of remediation and investigation will not substantially exceed our reserves as new facts, circumstances, or estimates arise.

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

We maintain a global cybersecurity program governed by an information security management system aligned with ISO27001 and mapped against NIST-800. The company’s Chief Information Security Officer (CISO) is responsible for developing and managing the company’s cybersecurity program and reporting cybersecurity matters to senior management, the Audit Committee, and the Board. We have established and maintain a cross-functional Cyber Governance Committee that is responsible for helping the CISO prioritize and manage evolving cyber risks.
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

Because we accept debit and credit cards for payment from customers, we are also subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard (PCI - DSS). We are members of PCI, and we maintain a PCI certified Internal Security Assessor (ISA). In certain circumstances, payment card association rules and obligations make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, the liabilities for which could be substantial.

Cybersecurity related laws, regulations and obligations are increasing in complexity and number, change frequently and may be inconsistent across the various jurisdictions in which we operate. Additionally, the federal government and some states have adopted, are considering or in the future may adopt similar data protection laws. Our systems and the systems maintained or used by third parties and service providers to process data on our behalf may not be able to satisfy these changing legal and regulatory requirements, or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.

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
We are subject to various litigation claims and legal proceedings including securities class actions, personal injury, customer contract, environmental and employment claims. Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability and expense material to our consolidated financial condition and consolidated results of operations. See “Item 3. Legal Proceedings”.
Risks Related to Our Indebtedness
We have debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.
We have approximately $1,162.5 million of borrowings outstanding as of September 27, 2024 under our senior secured credit agreement (the “Credit Agreement”), and we may incur additional indebtedness in the future. This significant amount of debt could potentially have important consequences to us and our debt and equity investors, including:
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

Borrowings under the Credit Agreement bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we do not hedge such variable rates, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, which will negatively impact our net income and operating cash flows, including cash available for servicing our indebtedness.
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

Risks related to accounts receivable securitization facility

Our reliance on an accounts receivable securitization facility subjects us to certain risks that could adversely affect our financial condition and results of operations.

Certain of our subsidiaries utilize a revolving accounts receivable securitization facility for working capital. Under this facility, certain subsidiaries sell certain accounts receivable to a special purpose entity, which then transfers these receivables to one or more financial institutions party to the facility as investors. While this facility allows us to monetize these accounts receivable and reduce our indebtedness, it exposes us to certain risks that could have a material adverse effect on our financial condition and results of operations.

Specifically, if there is a deterioration in the credit quality of our customers, a decline in collections, fewer originations of accounts receivable, or a significant increase in delinquent or defaulted accounts receivable, we may not be able to generate sufficient proceeds to maintain the facility. This could require us to seek alternative financing sources at less favorable terms or reduce our operating cash flow, impacting our ability to meet our financial obligations and invest in growth opportunities.

Additionally, our accounts receivable securitization facility contains restrictive covenants and asset eligibility criteria, including minimum credit quality standards for receivables, which, if violated, could lead to early repayment requirements, increased fees, or even termination of the facility. Any termination could further strain our liquidity and potentially require us to use other, possibly more costly, financing alternatives, adversely affecting our profitability, indebtedness profile and financial flexibility.

Lastly, if the securitization market experiences conditions such as increased risk aversion among investors, liquidity contraction or a tightening of available credit, we may face higher costs or limited access to funding, which could reduce our liquidity and ability to meet our financial obligations. Further, as we sold a substantial portion of our accounts receivable under our securitization facility, while such facility is outstanding, these accounts receivable are not available to secure other sources of funding. Our ability to obtain additional secured or unsecured financing on attractive terms in the future is uncertain. These factors could negatively impact our cash flow, financial condition, and overall business operations.

Risks Related to the Separation
We have limited history of operating as an independent company, and our historical financial information prior to the Separation is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about Vestis in this 10-K for the fiscal years ended September 29, 2023 and September 30, 2022 refers to Vestis as operated by and integrated with Aramark. The historical financial information of Vestis included in this 10-K for the fiscal years ended September 29, 2023 and September 30, 2022 is derived from the Combined Financial Statements and accounting records of Aramark. Accordingly, the historical financial information included in this 10-K for these periods does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:
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
•As an independent public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and are required to prepare standalone financial statements according to the rules and regulations required by the SEC. We cannot be certain that the measures we have taken to upgrade our systems, implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and financial staff will ensure that we continue to maintain adequate controls over our financial processes and reporting. Because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for shares of our common stock, and could adversely affect our ability to access the capital markets.
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
In connection with the Separation, the Company and Aramark entered into various agreements, including a separation and distribution agreement, a tax matters agreement, and other transaction agreements. If we do not satisfactorily perform our obligations under these agreements, we may be held liable for any resulting losses suffered by Aramark, subject to certain limits.

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
Pursuant to the separation and distribution agreement and certain other agreements we entered into with Aramark in connection with the Separation, Aramark agrees to indemnify us for certain liabilities relating to Aramark’s business, and we agree to indemnify Aramark for certain liabilities relating to our business. Indemnities that we may be required to provide Aramark could negatively affect our business.

If we are found responsible for a liability relating to Aramark’s business, the indemnity from Aramark may not be sufficient to protect us against the full amount of such liability if, for example, Aramark is not able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Aramark any amounts for which we are held liable, we may be temporarily required to bear these losses ourself, requiring us to divert cash that would otherwise have been used in furtherance of our operating business. In addition, third parties could also seek to hold us responsible for any of the liabilities that Aramark has agreed to retain. Each of these risks could have a material adverse effect on our cash flows and our business, financial condition or results of operations.
There can be no assurance that we will have access to the capital markets on terms acceptable to us.
From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital in place will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance; (2) our credit ratings; (3) the liquidity of the overall capital markets; and (4) the state of the economy. There can be no assurance that we will have access to the capital markets on terms acceptable to us.
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

The timing, declaration, amount and payment of any future dividends are within the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by our Board of Directors. Moreover, there can be no assurance that we will continue to pay such dividends or the amount of such dividends.
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
Item 1B.    Unresolved Staff Comments.

None.
Item 1C.    Cybersecurity.

Risk Management and Strategy

The Company maintains comprehensive policies, procedures, and controls to protect the Company’s information systems and related data from cybersecurity threats and incidents. The Company’s cybersecurity risk management program is aligned with the International Standards Organization (ISO 27001:2022) and mapped to National Institute of Standards

Special Publication 800-53 Revision 5 (NIST 800-53). The Company’s cybersecurity program is integrated into the Company’s overarching enterprise risk management program.

The Company’s Chief Information Security Officer (CISO) is responsible for managing the Company’s cybersecurity program and reporting on cybersecurity matters to management, the Cyber Governance Committee, and the Company’s board of directors. The CISO has over twenty years of cybersecurity and technology experience, originating with cryptography and security experience as a military officer and progressing through senior management roles at prominent global audit and technology consulting corporations. The CISO leads the Company’s cybersecurity and information technology compliance department which is staffed with technical and compliance personnel with the appropriate experience and certifications required to accomplish the department’s mandates. The CISO is supervised by the Company’s Chief Technology Officer.

The Company’s maintains a Cyber Governance Committee, which meets quarterly, and interfaces with other functional areas within the Company, including, but not limited to, legal, internal audit, accounting, risk management, human resources, as well as external third-party partners. The CISO serves as the chair of the committee, which has been tasked with providing governance and oversight of the Information Security and Management System and to provide governance during major cybersecurity incidents.

The Company engages third parties to assist with the monitoring components of the security infrastructure that we have deployed. As required, the Company engages consultants and third parties to assist with penetration testing, tabletop incident response exercises, or other activities necessary to comply with various standards and certifications that we require to operate as a business. The Company provides regular awareness training to our employees and consultants using our collaboration platforms, including periodic phishing tests, to help identify, avoid, and mitigate cybersecurity threats, as well as targeted security training for key departments dealing with sensitive data types. Where needed, the Company seeks appropriate certifications from vendors and contractually requires adherence to data privacy and security requirements from its vendors. Where service providers are materially utilized, the company obtains SOC1 or SOC2 reports and complies with complementary user entity controls to keep those attestations valid.

The Company operates technologies that are exposed to the internet, and although robust cybersecurity programs, technologies, and safeguards are deployed to help protect the Company’s operations and assets, the Company by nature is exposed to material cybersecurity attacks that are either generally targeted at companies that operate on the internet, or the Company by nature remains exposed to attacks that are specifically directed at the Company’s technology systems exposed to the internet.

Governance

The Company’s Board of Directors provide ultimate oversight of the Company’s cybersecurity risk management program. As reflected in the Audit Committee’s charter, the Board of Directors has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee. The CISO presents quarterly updates to the Audit Committee on the Company’s cyber risks and threats, status of projects to strengthen the Company’s information security systems, and emerging threats.

During the normal course of business, the Company has experienced and expects to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. The Company does not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected the Company. However, the sophistication of cyber threats continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cyber incidents and protect its systems and information may not successfully protect against all cyber incidents. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors.”
Item 2.    Properties.
Our principal executive offices are currently leased at 1035 Alpharetta Street, Roswell, GA 30075. As of September 27, 2024, we operated 375 sites including laundry plants, satellite plants, distribution centers and manufacturing plants that are located across the United States, Canada, and Mexico. We own 189 buildings, including distribution centers and satellite plants. We own 161 buildings in the United States and 28 buildings in Canada. We lease 186 premises, consisting of offices, laundry plants, satellite plants, manufacturing plants, and distribution centers. We lease 173 premises in the United States and 13 premises in Canada. No individual parcel of real estate owned or leased is of material significance to our total assets.

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
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to our business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs. On October 30, 2024, the Court entered an amended scheduling order.

On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023. On October 7, 2024, the Court granted a stipulation to consolidate multiple related actions involving similar company defendants, including the Vestis action, solely for purposes of adjudicating an omnibus motion to dismiss the complaints in each of those actions. On October 11, 2024, Vestis and the other consolidated defendants filed an omnibus motion to dismiss.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Shares of our common stock began regular-way trading on October 2, 2023 and are quoted on the NYSE under the ticker symbol “VSTS.” Prior to October 2, 2023 there was no public market for our common stock. As of October 25, 2024, there were approximately 770 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends
We declared and paid a quarterly dividend of $0.035 per share to our shareholders of record for the first, second, and third quarter of fiscal 2024. In the fourth quarter of fiscal 2024, we declared a dividend of $0.035 to be paid in the first quarter of fiscal 2025. The timing, declaration, amount and payment of any future dividends will continue to be within the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.

Stock Performance Graph

The following graph compares the total return on the Company’s common stock for our fiscal 2024 year with the Standard & Poor’s SmallCap 600 Index (“S&P 600”) and a customized peer group of three companies that includes Cintas Corporation, UniFirst Corporation, and Rollins, Inc.. The graph assumes $100 was invested in the S&P 600 and peer group companies on the first day of regular-way trading on October 2, 2023 for our common stock, and that all dividends were reinvested. The total return for the peer group companies was weighted according to the market capitalization of each company.

Item 6.    [ Reserved ].
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the fiscal years ended September 27, 2024 and September 29, 2023 should be read in conjunction with our audited Consolidated and Combined Financial Statements and the notes to those statements. For additional information on the year ended September 30, 2022 and year-over-year comparisons to September 29, 2023, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended September 29, 2023.

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
Company Overview
We are a leading provider of uniforms and workplace supplies across the United States and Canada, with over 75 years of experience in the workplace apparel and supplies industry. We provide a full range of uniform programs, restroom supply services, first aid supplies and safety products, as well as ancillary items such as floor mats, towels, and linens, to more than 300,000 customer locations across the United States and Canada. We compete with national, regional, and local providers who vary in size, scale, capabilities and product and service offering. Primary methods of competition include product quality, service quality and price. Notable competitors of size include Cintas Corporation and UniFirst Corporation, as well as numerous regional and local competitors. Additionally, many businesses perform certain aspects of our product and service offerings in-house rather than outsourcing them and leveraging the benefits of full-service programs.
With approximately 19,600 employees, we operate a network of over 350 facilities including laundry plants, satellite plants, distribution centers and manufacturing plants along with a fleet of service vehicles that support over 3,300 pick-up and delivery routes. We have two manufacturing facilities in Mexico with approximately 189,000 square feet of manufacturing capacity between both plants that produce approximately 60% of our uniforms and linens products. We source raw materials, finished goods, equipment, and other supplies from a variety of domestic and international suppliers. We leverage our broad footprint, supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts.
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

In addition to Uniforms, we also provide workplace supplies (“Workplace Supplies”) including restroom supply services, first aid supplies and safety products, floor mats, towels, and linens. Similar to our uniform offering, on a recurring rental basis, generally weekly, we pick up used and soiled floor mats, towels and linens, replacing them with clean products. We also restock restroom supplies, first aid supplies and safety products as needed.
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
Following the separation, certain functions that Aramark provided to us prior to the separation continued to be provided to us by Aramark under a transition services agreement. As of September 27, 2024 these transition services were no longer being provided.
Basis of Presentation
Consolidated Financial Statements
The Consolidated Financial Statements reflect the historical results of operations, comprehensive income and cash flows for the year ended September 27, 2024 and the financial position as of September 27, 2024 for Vestis.
Combined Financial Statements
The Combined Financial Statements reflect the combined historical results of operations, comprehensive income and cash flows for the years ended September 29, 2023 and September 30, 2022 and the financial position as of September 29, 2023 for Vestis. The Combined Financial Statements have been derived from Aramark’s historical accounting records and were prepared on a standalone basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The assets, liabilities, revenue, and expenses of Vestis have been reflected in these Combined Financial Statements on a historical cost basis, as included in the Combined Financial Statements of Aramark, using the historical accounting policies applied by Aramark. Historically, separate financial statements have not been prepared for Vestis and it has not operated as a standalone business from Aramark. The historical results of operations, financial position and cash flows of Vestis presented in these Combined Financial Statements may not be indicative of what they would have been had we been an independent standalone public company, nor are they necessarily indicative of our future results of operations, financial position, and cash flows.
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
Our cash flows within the United States segment were transferred to Aramark regularly as part of Aramark’s centralized cash management program. Our cash flows within the Canada segment were reinvested locally. The cash and cash equivalents held by Aramark at the corporate level were not specifically identifiable to us and therefore were not allocated to any of the periods presented. Only cash amounts specifically attributable to us are reflected in the Combined Balance Sheets. Transfers of cash, both to and from Aramark’s central cash management system, are reflected as a component of “Net parent investment” on the Combined Balance Sheets and in “Net cash used in financing activities” on the accompanying Combined Statements of Cash Flows.
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
All intercompany transactions and balances within Vestis have been eliminated. Transactions between us and Aramark have been included in these Combined Financial Statements and are considered related party transactions (see Note 15. Related Party Transactions and Parent Company Investment to our Combined Financial Statements).
The “Provision for Income Taxes” in the Combined Statements of Income has been calculated as if we filed a separate tax return and were operating as a standalone company. Therefore, income tax expense, cash tax payments and items of current and deferred income taxes may not be reflective of our actual tax balances prior to or subsequent to the distribution.
Sources of Revenue
We generate and recognize over 94% of our total revenue from route servicing contracts on both Uniforms, which we generally manufacture, and Workplace Supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). We generate the remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when the related performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for the services or products described above and is presented net of sales and other taxes we collect on behalf of governmental authorities.
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
Depreciation and amortization expense reflects the cost of investments in our manufacturing plants, processing facilities, distribution centers and technology capabilities, and the amortization of intangible assets related to acquisitions. More specifically, depreciation expense is related to processing operation assets such as washers, dryers, steam tunnels and related equipment, distribution centers and related product handling and storage equipment, company-owned and financed delivery vehicles, information technologies and other assets for which we expect to receive an economic benefit for greater than one year. The cost of these investments is depreciated on a straight-line basis over 3 to 40 years based upon the estimated useful life of the asset.
Selling, general and administrative expenses include costs attributable to our sales team and the administrative functions required to support our customers and our team members.
Interest Expense is comprised of interest expense incurred under our Credit Agreement and interest expense recognized on financing leases.
Other income, net is primarily comprised of fees incurred for our accounts receivable securitization facility and our share of the financial results for our equity method investment.

Provision for Income Taxes

The Provision for Income Taxes represents federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory United States income tax rate due to the effect of state and local income taxes, the tax rate in Canada where we have operations, change to deferred taxes on foreign investments, tax credits, and certain nondeductible expenses.
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
Fiscal Year
Our fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022 were each 52-week periods.
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
We continue to remain principally focused on the safety and well-being of our employees, customers, and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We continue to evaluate and react to the effects of a prolonged global disruption, including items such as inflationary pressures on product and energy costs and greater labor challenges. These challenges have continued to impact our business during fiscal 2024. Our actions to mitigate the effects of inflation in fiscal 2023 and fiscal 2024 included operating cost reductions, reductions in discretionary spending and reductions in our non-operational footprint, along with the implementation of targeted and strategic price increases under the terms of our customer contracts. We do not know whether we will be able to mitigate any future impacts of inflation with further increases in pricing for our goods and services. We continue to evaluate and react to take appropriate actions to mitigate the risk in these areas. See “Risk Factors—Operational Risks—Unfavorable economic conditions have in the past adversely affected, are currently affecting and in the future could adversely affect our business, financial condition or results of operations.”

Results of Operations
Fiscal 2024 Compared to Fiscal 2023
The following table presents an overview of our results on a combined basis with the amount of and percentage change between periods for the fiscal years 2024 and 2023 (dollars in thousands).

	Fiscal Year Ended		Change	Change
	September 27, 2024	September 29, 2023	$	%
Revenue	$2,805,820	$2,825,286	$(19,466)	(0.7%)
Operating Expenses:
Cost of services provided(1)	1,989,872	1,970,215	19,657	1.0%
Depreciation and amortization	140,781	136,504	4,277	3.1%
Selling, general and administrative expenses	517,216	500,658	16,558	3.3%
Total Operating Expenses	2,647,869	2,607,377	40,492	1.6%
Operating Income	157,951	217,909	(59,958)	(27.5%)
Gain on Sale of Equity Investment, net	—	(51,831)	51,831	(100.0%)
Interest Expense, net	126,563	2,109	124,454	5901.1%
Other (Income), net	(642)	(2,099)	1,457	(69.4%)
Income Before Income Taxes	32,030	269,730	(237,700)	(88.1%)
Provision for Income Taxes	11,060	56,572	(45,512)	(80.4%)
Net Income	$20,970	$213,158	$(192,188)	(90.2%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $2,805.8 million decreased $19.5 million or 0.7% in fiscal 2024 compared to the prior fiscal year. Temporary energy fees of $26.7 million recorded during fiscal 2023 that did not repeat during fiscal 2024 accounted for approximately 100 basis points of the decrease. Sales volume growth and the net effect of pricing actions contributed approximately $220 million and $59 million, respectively, with approximately 680 basis points of the volume growth coming from new customer sales. The sales growth was partially offset by the impact on revenue from customer losses along with lower year-over-year direct sales. There was a negligible impact to revenue growth from the change in foreign currency rates year-over-year. Customer retention1 improved from 90.4% in fiscal 2023 to 91.9% in fiscal 2024.
Cost of services provided increased $19.7 million, or 1.0%, in fiscal 2024 compared to the prior fiscal year primarily due to an increase in labor costs of $20.2 million, rental merchandise in service costs of $6.3 million, and vehicle costs of $6.2 million partially offset by $12.2 million of lower energy costs linked primarily to lower energy rates as well as productivity savings from route optimization efforts.
Selling, general and administrative expenses increased $16.6 million, or 3.3%, in fiscal 2024 compared to the prior fiscal year. The increase was primarily due to approximately $18 million of incremental public company and standalone costs, a prior fiscal year $6.8 million gain on sale of land, $13.0 million of incremental bad debt expense, and $5.1 million of increased insurance costs. The increases were partially offset by the prior year $7.7 million impairment of operating lease right-of-use assets and other costs, a $9.0 million decrease in selling payroll costs, and a $8.6 million decrease in separation and rebranding costs.

Operating income of $158.0 million decreased 27.5% in fiscal 2024 compared to the prior fiscal year from the impact of changes in revenue and costs noted above.

Gain on Sale of Equity Investments, net, decreased $51.8 million in fiscal 2024 from the prior fiscal year. The Company sold its equity investment in Sanikleen, a Japanese linen supply company, in fiscal 2023.

Interest Expense, net, increased $124.5 million in fiscal 2024 from the prior fiscal year primarily due to the issuance of our term loan debt on September 29, 2023, and subsequently partially refinanced on February 22, 2024. Prior to September 29, 2023, the Company had no debt obligations. Interest expense in fiscal 2024 also included a $3.9 million non-cash expense for the write-off of unamortized debt issuance costs associated with the extinguishment of our $800 million Term Loan A-1 as a result of the aforementioned refinancing.

Other Income, net, decreased $1.5 million, in fiscal 2024 from the prior fiscal year primarily as a result of expenses from the Company’s Accounts Receivable Securitization Facility, which was entered on August 2, 2024.

The provision for income taxes for fiscal 2024 was recorded at an effective rate of 34.5% compared to an effective rate of 21.0% in fiscal 2023. The higher effective tax rate was primarily due to the non-taxable gain on the sale of our equity investment in Sanikleen in fiscal 2023, change in deferred tax on foreign investments in fiscal 2024, and the impact of tax adjustments on the lower year-over-year earnings.
Net income of $21.0 million in fiscal 2024 represented a decrease of $192.2 million, or 90.2% compared to the prior fiscal year from the impact of changes to revenue, operating costs, interest expense, and income taxes noted above.
______________________
(1) Customer retention is equal to lost annualized recurring revenue for the period reported divided by total company annualized recurring revenue for the trailing 52 weeks. This metric takes the full annualized impact of a lost customer in the period it is reported. Retention is a leading indicator, in that the financial impact from the lost business will be realized over the 12 months after the billings cease for the lost customer.
Results of Operations—United States Results
Fiscal 2024 Compared to Fiscal 2023
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the fiscal years 2024 and 2023 (dollars in thousands).

	Fiscal Year Ended		Change	Change
	September 27, 2024	September 29, 2023	$	%
Revenue	$2,555,922	$2,575,352	$(19,430)	(0.8%)
Segment Operating Income	264,709	303,762	(39,053)	(12.9%)
Segment Operating Income %	10.4%	11.8%
United States revenue decreased 0.8% in fiscal 2024 compared to the prior fiscal year. Temporary energy fees of $26.7 million recorded during fiscal 2023 did not repeat during fiscal 2024. Sales volume growth and pricing contributed approximately a combined $260 million increase in revenue with 690 basis points of growth from new customer sales and 200 basis points of growth from net pricing. A decline in revenue from losing customers is the primary driver of the remaining year over year variance. Uniforms revenue for fiscal 2024 of approximately $1,038 million decreased approximately $30 million, or 2.8%, relative to fiscal 2023. Workplace Supplies revenue for fiscal 2024 of approximately $1,518 million increased roughly $11 million, or 0.7%, relative to fiscal 2023.
Segment operating income of $264.7 million in fiscal 2024 decreased 12.9% compared to the prior fiscal year, primarily driven by:
•the nonrecurrence of the $26.0 million temporary energy fee recorded in fiscal 2023;
•incremental production and delivery labor costs of approximately $18.4 million in fiscal 2024;
•higher rental merchandise in service costs of $4.2 million in fiscal year 2024;
•higher bad debt expense of $11.5 million in fiscal year 2024; and
•the decreases were partially offset by:
•lower sales wage costs of $9.0 million largely resulting from lower year-over-year headcount;
•year-over-year energy savings of $12.9 million primarily driven by lower rates, as well as our route optimization efforts;
Segment operating income margin decreased approximately 140 basis points from 11.8% in fiscal 2023 to approximately 10.4% in fiscal 2024.

Results of Operations—Canada Results
Fiscal 2024 Compared to Fiscal 2023
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the fiscal years 2024 and 2023 (dollars in thousands).

	Fiscal Year Ended		Change	Change
	September 27, 2024	September 29, 2023	$	%
Revenue	$249,898	$249,934	$(36)	—%
Segment Operating Income	8,162	13,707	(5,545)	(40.5)%
Segment Operating Income %	3.3%	5.5%
Canada revenue was flat in fiscal 2024 relative to the prior fiscal year. Revenue was driven by sales volume growth and pricing of approximately $20 million, with pricing accounting for 180 basis points of the growth. This growth was offset by $18 million lower revenue from lost customers and $2 million lower revenue from foreign currency exchange rates between years. Uniforms revenue for fiscal 2024 of approximately $97 million decreased roughly $4 million, or 3.5%, relative to fiscal 2023. Workplace Supplies revenue for fiscal 2024 of approximately $153 million increased roughly $4 million, or 2.3%, relative to fiscal 2023.
Segment operating income of $8.2 million decreased 40.5% in fiscal 2024 compared to the prior fiscal year primarily driven by:
•incremental labor costs of approximately $4.0 million; and
•higher rental merchandise in service costs of $2.1 million; partially offset by:
•year-over-year energy savings of approximately $0.5 million
Segment operating income margin decreased approximately 220 basis points from 5.5% in fiscal 2023 to 3.3% in fiscal 2024.
Liquidity and Capital Resources
Overview
Historically, our business generated positive cash flows from operations. For the Combined Statement of Cash Flows during the fiscal years ended September 29, 2023 and September 30, 2022, cash flows within our United States operations were transferred to Aramark regularly as part of Aramark’s centralized cash management program. This arrangement was used to manage liquidity of Aramark and fund the operations of our business as needed. This arrangement is not indicative of how we would have funded our operations had we been a standalone company separate from Aramark during the fiscal 2023 and fiscal 2022 periods presented. Cash transferred to and from Aramark’s cash management accounts are reflected within net parent investment as a component of Aramark’s equity.
The cash and cash equivalents held by Aramark at the corporate level were not specifically identifiable to us and therefore were not allocated to the Combined Balance Sheet as of September 29, 2023. The majority of our cash and cash equivalents balance, as of September 29, 2023, is from our Canadian operations. Third-party debt and the related interest expense of Aramark was not been allocated to us for any of the periods presented because Aramark’s borrowings were not directly attributable to our standalone business.

On September 29, 2023, the Company and certain of its subsidiaries entered into a senior secured credit agreement in the aggregate amount of $1,800 million (the “Credit Agreement”). The Credit Agreement was initially comprised of an $800 million term loan A-1 due September 29, 2025 (“Term Loan A-1”), a $700 million term loan A-2 due September 29, 2028 (“Term Loan A-2” and, together with the Term Loan A-1, the “Term Loan Facilities”), and a revolving credit facility available for loans in United States dollars and Canadian dollars with aggregate commitments of $300 million and a maturity of September 29, 2028 (the “Revolving Credit Facility”). The Term Loan A-2 includes $8.75M of principal payments each quarter until the maturity date, in which the remaining unpaid principal amount is due. On February 22, 2024, the Company amended the Credit Agreement to refinance its Term Loan A-1 with an $800 million term loan B-1 due

February 22, 2031 (“Term Loan B-1”). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which the remaining unpaid principal amount is due.

During fiscal 2024, the Company paid principal amounts of $202.5 million and $135.0 million on its Term Loan A-2 and Term Loan B-1. As a result of these payments, the Company has met its quarterly principal payment obligations through the maturity of both term loans.

The Term Loan A-1 interest rate was, and the Term Loan A-2 interest rate is, the Secured Overnight Financing Rate (“SOFR”), plus a Credit Spread Adjustment of 10 basis points and a margin from 1.50% to 2.50% depending on the Company’s Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on these term loans was 2.25% during fiscal 2024.

The Term Loan B-1 interest rate is SOFR plus a margin from 2.0% to 2.25% depending on the Company’s Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on the Term Loan B-1 was 2.25% during fiscal 2024.

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

As of September 27, 2024, we had approximately $31 million of cash and cash equivalents and $295 million of availability for borrowing under the Revolving Credit Facility.
The table below summarizes our cash activity (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$471,788	$256,977
Net cash used in investing activities	(73,636)	(14,746)
Net cash used in financing activities	(402,975)	(230,269)
Reference to the audited Consolidated and Combined Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $471.8 million and $257.0 million during fiscal 2024 and fiscal 2023, respectively. The $214.8 million increase in cash flows from operating activities was primarily driven by $390.0 million of incremental cash inflow from improved management of the Company’s operating assets and liabilities, with incremental cash generation from the change in receivables of $239.4 million being the largest as the Company entered its Accounts Receivable Securitization Facility in August 2024, offset by lower year over year net income of $192.2 million. Other significant changes in cash from operating assets and liabilities were primarily due to:
•Increase in operating cash flows during fiscal 2024 compared to fiscal 2023 due to a greater source of cash from accrued expenses of $88.5 million primarily due to timing of other payments; and
•Increase in operating cash flows during fiscal 2024 compared to fiscal 2023 due to a higher source of cash from accounts payable of $54.6 million primarily due to the timing of disbursements.

Cash Flows Used in Investing Activities
Net cash used in investing activities of $73.6 million during fiscal 2024 was $58.9 million higher during fiscal 2024 relative to fiscal 2023 primarily due to cash proceeds of $51.9 million related to the sale of our Sanikleen equity investment and due to $5.9 million lower proceeds from the disposal of assets in fiscal 2024 compared to fiscal 2023.
Cash Flows Used in Financing Activities
During fiscal 2024, cash used in financing activities was primarily impacted by the following:
• cash proceeds from long-term debt borrowings ($798.0 million);
• principal payments on long-term borrowings ($1,137.5 million);
• payments related to finance leases ($30.6 million);
• payments related to debt issuance costs ($11.1 million);
• dividend payments ($13.8 million); and
• cash distributions to Aramark ($6.1 million);
During fiscal 2023, cash used in financing activities was impacted by the following:
• cash proceeds from long-term debt borrowings ($1,500.0 million);
• payments related to debt issuance costs ($13.7 million);
• payments related to finance leases ($27.6 million); and
• cash distributions to Aramark ($1,688.9 million);

Accounts Receivable Securitization Facility
On August 2, 2024, certain of our subsidiaries entered into a three-year $250 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services, LLC (“Vestis Services”) and certain other wholly-owned subsidiaries (together with Vestis Services, the “Originators”) transfer accounts receivable and certain related assets (collectively, the “Receivables”) to VS Financing, LLC, a bankruptcy remote special purpose entity (“SPE”) formed as a wholly-owned subsidiary of Vestis Services, who in turn, may sell Receivables to one or more financial institutions party to the facility (“Purchasers”). Transfers of the Receivables from the SPE to the Purchasers are accounted for as a sale of financial assets, and those accounts receivable are derecognized from the consolidated financial statements. Other than collection and administrative responsibilities, the Originators have no continuing involvement in the transferred Receivables. The Receivables, once sold to the SPE, are no longer available to satisfy creditors of any Originator in the event of its bankruptcy. These sales are priced at the face value of the relevant accounts receivable less a fair market value discount. The A/R Facility is structured on a revolving basis under which cash collections from Receivables are used to fund additional purchases of Receivables. The future outstanding balance of Receivables that will be sold is expected to vary based on the level of originations and other factors. The Purchasers benefit from SPE’s guarantee of repayment on Receivables transferred as well as its pledge of additional Receivables as collateral. We have agreed to guarantee the performance of the Originators’ respective obligations under the A/R Facility. Neither we (except for the SPE referenced above) nor the Originators guarantees the collectability of the Receivables under the A/R Facility. The Company controls and therefore consolidates the SPE in its consolidated financial statements. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. As of September 27, 2024, the total value of accounts receivable sold under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $229.0 million. Refer to Note 16, “Accounts Receivable Securitization Facility”, of our Consolidated and Combined Financial Statements for further discussion regarding our accounting for the A/R Facility.

Covenant Compliance

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell or dispose of assets; pay dividends, make distributions or repurchase capital stock; engage in certain transactions with affiliates; make investments, loans or advances; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; amend material agreements governing our subordinated debt; repay or repurchase any subordinated debt, except as scheduled or at maturity; make certain acquisitions; change our fiscal year; and fundamentally change our business. The Credit Agreement contains certain customary affirmative covenants. The Credit Agreement also includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable at the option of the lenders, if we fail to comply with the terms of the Credit Agreement or if other customary events occur.

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

At September 27, 2024, we were in compliance with all covenants under the Credit Agreement.

Future Liquidity and Contractual Obligations
We primarily rely on cash and recurring cash flow provided by operations to fund our operations. As of September 27, 2024, we have access to $295 million of borrowing capacity from our Revolving Credit Facility and expect to have access to capital markets for additional funding. The cost and availability of debt financing will be influenced by market conditions and our future credit ratings. We believe that we will meet known and likely future cash requirements through the combination of cash flows from operating activities, available cash balances, available borrowings under our financing arrangements and access to capital markets.
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
The following table summarizes our future obligations for long-term borrowings, estimated interest payments, finance leases, future minimum lease payments under noncancelable operating leases, purchase obligations and other liabilities as of September 27, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 27, 2024	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	1,162,500	—	—	497,500	665,000
Estimated interest payments(2)	473,844	89,914	176,436	137,780	69,714
Finance lease obligations	167,586	37,246	61,112	42,821	26,407
Operating leases	108,061	23,755	35,984	20,620	27,702
Purchase obligations(3)	5,800	5,800	—	—	—
Other liabilities(4)	2,703	2,703	—	—	—
	$1,920,494	$159,418	$273,532	$698,721	$788,823
______________________

(1)Excludes the $13.2 and $1.6 million reduction to long-term borrowings from debt issuance costs and debt discount, respectively.
(2)Interest payments on long-term debt includes interest due on outstanding debt obligations under our Credit Agreement. Payments related to variable debt are based on applicable rates at September 27, 2024 plus the specified margin in the Credit Agreement for each period presented.
(3)Represents purchase commitments for inventory.
(4)Includes severance.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Consolidated and Combined Financial Statements included in this Annual Report. We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner.
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
Revenue Recognition
We generate and recognize over 94% of our total revenue from route servicing contracts on both Uniforms, which we generally manufacture, and Workplace Supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). We generate our remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when our performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer.
Goodwill
Annually, in our fiscal fourth quarter, we perform an impairment assessment of goodwill at the reporting unit level. This assessment may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using a discounted cash flow method or market method for each reporting unit with its estimated net book value. Historically, Vestis represented one reporting unit under Aramark’s structure for fiscal years ended September 29, 2023 and September 30, 2022. For the fiscal year ended September 27, 2024, Vestis had two reporting units, Unites States and Canada. During the fourth quarter of fiscal 2024, we performed the annual impairment test for goodwill using a quantitative testing approach. Based on our evaluation performed, we determined that the fair value of the reporting units exceeded their respective carrying amount, and therefore, we determined that goodwill was not impaired.
The determination of fair value for the Vestis reporting units includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. The market method is dependent on several subjective factors including the determination of market multiples and future cash flows. If our assumptions or estimates in our fair value calculations change or if future cash flows, margin projections or future growth rates vary from what was expected, this may impact our impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.

We believe that an accounting estimate relating to goodwill impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our Consolidated and Combined Statements of Income.
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
Rental merchandise in service is valued at cost less amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which ranges from one to four years. The amortization rates are based on industry experience, intended use of the merchandise, our specific experience, and wear tests performed by us. These factors are critical to determining the amount of rental merchandise in service and related cost of services provided that are presented in the Consolidated and Combined Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.

Costs to Obtain a Contract
We defer employee sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis.
Income Taxes

Prior to the Separation, our operations were included in Aramark’s U.S. federal and state tax returns for those taxable periods. With respect to such taxable periods, income taxes on our financial statements were calculated on a separate tax return basis. Beginning after the Separation, we file tax returns separate from Aramark, and our deferred taxes and effective tax rates may differ from those of the historical periods.

Judgment is required to determine the annual effective income tax rate, deferred tax assets and liabilities, reserves for unrecognized tax benefits and any valuation allowances recorded against net deferred tax assets. Our effective income tax rate is based on annual income, statutory tax rates and other adjustments in the jurisdictions in which we operate. Our annual effective income tax rate includes the impact of discrete income tax matters including adjustments to reserves for uncertain tax positions. Tax regulations require items to be included in our tax returns at different times than these same items are reflected in our consolidated financial statements. As a result, the effective income tax rate in our consolidated financial statements differs from that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are temporary differences, such as amortization and depreciation expenses.

Temporary differences create deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not large enough to utilize the entire deduction or credit. Relevant factors in determining the realizability of deferred tax assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes.

Refer to Note 11, “Income Taxes”, of our Consolidated and Combine Financial Statements for further discussion regarding our accounting for income taxes and our uncertain tax positions for financial accounting purposes.
New Accounting Standards Updates
See Note 1 to the audited Consolidated and Combined Financial Statements for a full description of recent accounting standards updates, including the expected dates of adoption.
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

Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our outstanding Term Loan Facilities bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. Each 1% increase in interest rates on the Term Loan Facilities would increase our annual interest expense by approximately $12 million based on the aggregate principal amount outstanding under the Term Loan Facilities as of September 27, 2024. As of September 27, 2024, $1,163 million aggregate principal amount was outstanding under the Term Loan Facilities.
Commodity Price Risk

We are exposed to changes in prices of commodities used in our operations, primarily associated with gasoline, diesel and natural gas fuel. We may from time to time seek to manage exposure to adverse commodity price changes through our normal operations as well as through entering into commodity derivative agreements. As of September 27, 2024 we did not have any outstanding derivative arrangements.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vestis Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Vestis Corporation and subsidiaries (the "Company") as of September 27, 2024 and September 29, 2023, respectively, the related consolidated and combined statements of income, comprehensive income, cash flows and changes in equity, for each of the three years in the period ended September 27, 2024, September 29, 2023 and September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2024, September 29, 2023 and September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Accounts Receivable Securitization – Refer to Note 1 and Note 16 to the financial statements
Critical Audit Matter Description
The Company entered into an accounts receivable securitization facility (the “A/R Facility”) to sell certain trade receivables arising from revenue transactions of the Company’s U.S. subsidiaries on a revolving basis. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. As of September 27, 2024, the total value of accounts receivable sold under the A/R Facility and derecognized from the Company’s consolidated balance sheet was $229.0 million.
We identified the accounting for the A/R Facility as a critical audit matter because of the complexity involved in determining whether the receivables have been appropriately isolated from the Company and whether the Company has transferred control of the receivables such that the transfers should be accounted for as a sale of financial assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve subject matter experts.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to accounts receivable securitization facility included the following, among others:
•We tested the design and operating effectiveness of management’s controls over the transfer of financial assets, including management’s controls over the evaluation of the accounting conclusion and the terms of the A/R Facility documents and other accompanying agreements.
•We evaluated the Company’s determination of sales of financial assets by evaluating, among other factors, if the transferred receivables have been isolated from the Company and the Company has transferred control of the receivables. Specifically, we performed the following procedures:
•Obtained and evaluated opinions from outside legal counsel and evaluated whether the receivables have been appropriately isolated from the Company.
•Obtained the executed A/R Facility agreements and evaluated whether the Company:
•Assigned its rights, titles, interests, claims, and demands to the third-party assignee
•Retained any rights with respect to the payments assigned to the third-party assignee
•Obtained and inspected the cash proceeds support from the transfer and compared the cash received to the selling price.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 22, 2024

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vestis Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vestis Corporation and subsidiaries (the “Company”) as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 27, 2024, of the Company and our report dated November 22, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 22, 2024

VESTIS CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS
SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands, except per share amounts)

	September 27, 2024	September 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$31,010	$36,051
Receivables (net of allowances: $19,804; $25,066)	177,271	392,916
Inventories, net	164,913	174,719
Rental merchandise in service, net	396,094	399,035
Other current assets	18,101	17,244
Total current assets	787,389	1,019,965
Property and Equipment, at cost:
Land, buildings and improvements	590,972	585,797
Equipment	1,168,142	1,110,812
	1,759,114	1,696,609
Less - Accumulated depreciation	(1,088,256)	(1,032,078)
Total property and equipment, net	670,858	664,531
Goodwill	963,844	963,543
Other Intangible Assets, net	212,773	238,608
Operating Lease Right-of-use Assets	73,530	57,890
Other Assets	223,993	212,587
Total Assets	$2,932,387	$3,157,124
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$26,250
Current maturities of financing lease obligations	31,347	27,659
Current operating lease liabilities	19,886	19,935
Accounts payable	163,054	134,498
Accrued payroll and related expenses	96,768	113,771
Accrued expenses and other current liabilities	145,047	73,412
Total current liabilities	456,102	395,525
Long-Term Borrowings	1,147,733	1,462,693
Noncurrent Financing Lease Obligations	115,325	105,217
Noncurrent Operating Lease Liabilities	66,111	46,084
Deferred Income Taxes	191,465	217,647
Other Noncurrent Liabilities	52,600	52,598
Total Liabilities	2,029,336	2,279,764
Commitments and Contingencies (see Note 9)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 131,481,967 shares issued and outstanding as of September 27, 2024	1,315	—
Additional paid-in capital	928,082	—
Retained earnings	2,565	—
Net parent investment	—	908,533
Accumulated other comprehensive loss	(28,911)	(31,173)
Total Equity	903,051	877,360
Total Liabilities and Equity	$2,932,387	$3,157,124
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED
SEPTEMBER 27, 2024, SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenue	$2,805,820	$2,825,286	$2,687,005
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	1,989,872	1,970,215	1,909,676
Depreciation and amortization	140,781	136,504	134,352
Selling, general and administrative expenses	517,216	500,658	450,734
Total Operating Expenses	2,647,869	2,607,377	2,494,762
Operating Income	157,951	217,909	192,243
Gain on Sale of Equity Investment, net	—	(51,831)	—
Interest Expense, net	126,563	2,109	4,548
Other (Income), net	(642)	(2,099)	(2,264)
Income Before Income Taxes	32,030	269,730	189,959
Provision for Income Taxes	11,060	56,572	48,280
Net Income	$20,970	$213,158	$141,679

Earnings per share:
Basic	$0.16	$1.63	$1.08
Diluted	$0.16	$1.63	$1.08
Weighted Average Shares Outstanding:
Basic	131,506	130,725	130,725
Diluted	131,787	130,725	130,725
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED
SEPTEMBER 27, 2024, SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands)

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net Income	$20,970	$213,158	$141,679
Other Comprehensive Income (Loss), net of tax:
Pension plan adjustments	(30)	(655)	1,697
Foreign currency translation adjustments	2,292	1,162	(21,771)
Other Comprehensive Income (Loss), net of tax	2,262	507	(20,074)
Comprehensive Income	$23,232	$213,665	$121,605
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED
SEPTEMBER 27, 2024, SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands)

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net Income	$20,970	$213,158	$141,679
Adjustments to reconcile Net Income to Net cash provided by operating activities:
Depreciation and amortization	140,781	136,504	134,352
Gain on sale of equity investment, net	—	(51,831)	—
Deferred income taxes	(19,576)	14,370	20,603
Share-based compensation expense	16,336	14,467	17,398
Asset write-downs	980	7,698	—
Loss on disposals of property and equipment	1,042	—	—
Amortization of debt issuance costs	4,683	—	—
Loss on extinguishment of debt	3,883	—	—
Personal protective equipment charges	—	—	26,183
Changes in operating assets and liabilities:
Receivables, net	215,814	(23,612)	(53,860)
Inventories, net	9,868	8,929	(631)
Rental merchandise in service, net	3,126	(5,334)	(42,226)
Other current assets	(836)	1,050	(2,586)
Accounts payable	21,665	(32,888)	31,398
Accrued expenses	80,561	(7,928)	(31,456)
Changes in other noncurrent liabilities	(16,212)	(944)	(2,183)
Changes in other assets	(11,330)	(8,813)	(4,140)
Other operating activities	33	(7,849)	(1,684)
Net cash provided by operating activities	471,788	256,977	232,847
Cash flows from investing activities:
Purchases of property and equipment and other	(78,905)	(77,870)	(76,449)
Proceeds from disposals of property and equipment	5,269	11,180	7,316
Acquisition of certain businesses, net of cash acquired	—	—	(17,200)
Proceeds from sale of equity investment	—	51,869	—
Other investing activities	—	75	200
Net cash used in investing activities	(73,636)	(14,746)	(86,133)
Cash flows from financing activities:
Proceeds from long-term borrowings	798,000	1,500,000	—
Payments of long-term borrowings	(1,137,500)	—	—
Payments of financing lease obligations	(30,608)	(27,601)	(28,041)
Dividend payments	(13,801)	—	—
Debt issuance costs	(11,134)	(13,749)	—
Other financing activities	(1,881)	—	—
Net cash distributions to Parent	(6,051)	(1,688,919)	(134,502)
Net cash used in financing activities	(402,975)	(230,269)	(162,543)
Effect of foreign exchange rates on cash and cash equivalents	(218)	353	(1,541)
Increase (Decrease) in cash and cash equivalents	(5,041)	12,315	(17,370)
Cash and cash equivalents, beginning of period	36,051	23,736	41,106
Cash and cash equivalents, end of period	$31,010	$36,051	$23,736
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
FOR THE FISCAL YEARS ENDED
SEPTEMBER 27, 2024, SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, October 01, 2021	—	$—	$—	$—	$2,343,591	$(11,606)	$2,331,985
Net Income	—	—	—	—	141,679	—	141,679
Net Transfers to Parent	—	—	—	—	(117,778)	—	(117,778)
Other Comprehensive Loss	—	—	—	—	—	(20,074)	(20,074)
Balance, September 30, 2022	—	$—	$—	$—	$2,367,492	$(31,680)	$2,335,812
Net Income	—	$—	$—	$—	$213,158	$—	$213,158
Net Transfers to Parent	—	—	—	—	(1,672,117)	—	(1,672,117)
Other Comprehensive Loss	—	—	—	—	—	507	507
Balance, September 29, 2023	—	$—	$—	$—	$908,533	$(31,173)	$877,360
Separation-related adjustments	—	$—	$—	$—	$6,406	$—	$6,406
Issuance of common stock in connection with the Separation and reclassification of net parent investment(1)	131,225	1,312	913,627	—	(914,939)	—	—
Net Income	—	—	—	20,970	—	—	20,970
Dividends Declared ($0.035 per common share)	—	—	—	(18,405)	—	—	(18,405)
Other Comprehensive Income	—	—	—	—	—	2,262	2,262
Share-based compensation expense	—	—	16,336	—	—	—	16,336
Issuance of common stock upon exercise of stock options or awards of restricted stock units	257	3	155	—	—	—	158
Tax payments related to shares withheld for share based compensation plans	—	—	(2,036)	—	—	—	(2,036)
Balance, September 27, 2024	131,482	$1,315	$928,082	$2,565	$—	$(28,911)	$903,051
__________________
(1) The issuance of common stock in connection with the Separation consists of 130.7 million shares of common stock distributed and 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions.
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
The Company manages and evaluates its business activities based on geography and, as a result, determined that its United States and Canada businesses are its operating segments. The Company’s operating segments are also its reportable segments. The United States and Canada reportable segments both provide a range of uniforms and workplace supplies programs. The Company’s uniforms business (“Uniforms”) generates revenue from the rental, servicing and direct sale of uniforms to customers, including the design, sourcing, manufacturing, customization, personalization, delivery, laundering, sanitization, repair and replacement of uniforms. The uniform options include shirts, pants, outerwear, gowns, scrubs, high visibility garments, particulate-free garments and flame-resistant garments, along with shoes and accessories. The Company’s workplace supplies business (“Workplace Supplies”) generates revenue from the rental and servicing of workplace supplies, including restroom supply services, first-aid supplies and safety products, floor mats, towels and linens.
On September 30, 2023 (the "Distribution Date"), Aramark completed the previously announced spin-off of Vestis (the “Separation”). The Separation was completed through a distribution of the Company's common stock to holders of record of Aramark’s common stock as of the close of business on September 20, 2023 (the “Distribution”), which resulted in the issuance of approximately 131.2 million shares of common stock, which includes 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions. Aramark stockholders of record received one share of Vestis common stock for every two shares of common stock, par value $0.01, of Aramark. As a result of the Separation, the Company became an independent public company. Our common stock is listed under the symbol “VSTS” on the NYSE. In connection with the Separation, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and Aramark. See Note 15. "Related Party Transactions and Parent Company Investment" for more information on these agreements.
During the fiscal year ended September 27, 2024, certain Separation-related adjustments were recorded which included a net increase in total equity of $6.4 million. These adjustments primarily consisted of: (a) cash transfers paid to Aramark of $6.1 million to settle transactions related to the Separation, and (b) adjustments to the Company's deferred income tax liabilities totaling a $12.7 million net increase.
Basis of Presentation
The Consolidated and Combined Financial Statements (the "Financial Statements") were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Financial Statements reflect the historical results of operations, comprehensive income and cash flows for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 and the financial position as of September 27, 2024 and September 29, 2023 for the Company and are denominated in United States (“U.S.”) dollars.
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
Transactions between the Company and Aramark for the years ended September 29, 2023 and September 30, 2022 have been included in the Combined Financial Statements and are considered related party transactions (see Note 15. "Related Party Transactions and Parent Company Investment").

All intercompany transactions and balances within the Company have been eliminated. Transactions between the Company and Aramark have been included in these Combined Financial Statements and are considered related party transactions (see Note 15. “Related Party Transactions and Parent Company Investment”).

The “Provision for Income Taxes” in the Combined Statements of Income for the years ended September 29, 2023 and September 30, 2022 has been calculated as if the Company filed a separate tax return and was operating as a standalone company. Therefore, income tax expense, cash tax payments and items of current and deferred income taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the distribution.

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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022 were each 52-week periods.
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
Standards Not Yet Adopted (from most to least recent date of issuance)
In November 2024, the FASB issued an ASU which requires additional disclosure about certain expenses in the notes to financial statements. The amendments are effective for the Company's annual periods beginning October 2, 2027, and interim periods beginning January 1, 2028, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
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
Revenue Recognition
The Company generates and recognizes over 94% of its total revenue from route servicing contracts on both Uniforms, which the Company generally manufactures, and Workplace Supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). The Company generates its remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when the Company’s performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services or products described above and is presented net of sales and other taxes we collect on behalf of governmental authorities.
Certain customer route servicing contracts include terms and conditions that include components of variable consideration, which are typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Some contracts provide for customer discounts or rebates that can be earned through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When assessing if variable consideration should be limited, the Company evaluates the likelihood of whether uncontrollable circumstances could result in a significant reversal of revenue. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during fiscal 2024, fiscal 2023 or fiscal 2022. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within “Accrued expenses and other current liabilities” on the Consolidated and Combined Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in “Other Assets” on the Consolidated and Combined Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.
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
Acquisitions
The Company had no business acquisitions during fiscal 2024 and 2023. The Company completed business acquisitions with aggregate purchase price of approximately $17.2 million during fiscal 2022. The results of operations of these acquisitions have been included in the Company’s consolidated and combined financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s combined financial results and, therefore, pro forma financial information has not been presented.
Comprehensive Income
Comprehensive income includes all changes to equity during a period, except those resulting from investments by and distributions to stockholders and except those related to the net parent investment. Components of comprehensive income include net income, pension plan adjustments (net of tax) and changes in foreign currency translation adjustments (net of tax).

The summary of the components of comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024			September 29, 2023			September 30, 2022
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net Income			$20,970			$213,158			$141,679
Pension plan adjustments	(39)	9	(30)	(884)	229	(655)	2,621	(924)	1,697
Foreign currency translation adjustments	2,292	—	2,292	2,251	(1,089)	1,162	(22,893)	1,122	(21,771)
Other Comprehensive Income (Loss)	2,253	9	2,262	1,367	(860)	507	(20,272)	198	(20,074)
Comprehensive Income			$23,232			$213,665			$121,605
Accumulated other comprehensive loss consists of the following (in thousands):

	September 27, 2024	September 29, 2023
Pension plan adjustments	$(5,099)	$(5,069)
Foreign currency translation adjustments	(23,812)	(26,104)
	$(28,911)	$(31,173)
Currency Translation
The Company’s Canadian subsidiary’s functional currency is the local currency of operations, and the net assets of its Canadian operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation are included as a component of accumulated other comprehensive loss in equity.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Receivables
Receivables represents amounts due from customers and is presented net of allowance for credit losses. Judgment and estimates are used in determining the collectability of receivables and evaluating the adequacy of the allowance for credit losses. The Company estimates and reserves for its credit loss exposure based on historical experience, current general and specific industry economic conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. Credit loss expense is classified within “Cost of services provided (exclusive of depreciation and amortization)” in the Consolidated and Combined Statements of Income. When an account is considered uncollectible, it is written off against the allowance for credit losses. The amounts recognized in fiscal years 2024 and 2023 relating to allowance for credit losses, which are netted against “Receivables” in the Consolidated and Combined Balance Sheets, are as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023
Balance, beginning of year	$25,066	$29,100
Additions: Charged to Income	33,705	20,500
Reductions: Deductions from Reserves(1)	(38,967)	(24,534)
Balance, end of year	$19,804	$25,066

__________________
(1)Amounts determined not to be collectible and charged against the reserve and translation.

Transfer of Financial Assets

The Company accounts for transfers of its financial assets in accordance with Accounting Standards Codification ("ASC") Topic No. 860, Transfers and Servicing. When a transfer meets all the requirements for a sale of a financial asset, the Company derecognizes the financial asset.
Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of September 27, 2024 and September 29, 2023, the Company’s reserve for inventory was approximately $15.7 million and $18.7 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification.

During fiscal 2022, the Company decided to no longer sell certain personal protective equipment (“PPE”), which required inventory charges to reduce the carrying value of PPE to a zero net realizable value. The Company recorded $26.2 million in inventory charges within “Cost of services provided (exclusive of depreciation and amortization)” in the Combined Statement of Income during fiscal 2022 to reflect the net realizable value of certain PPE inventory. No charges were recorded in fiscal 2023 or 2024 related to PPE.
The components of net inventories are as follows (in thousands):

	September 27, 2024	September 29, 2023
Raw Materials	$35,210	$35,332
Work in Process	959	1,104
Finished Goods	128,744	138,284
	$164,913	$174,719
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
During the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022, the Company recorded $323.9 million, $344.5 million and $313.4 million, respectively, of amortization related to rental merchandise in service within “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated and Combined Statements of Income.
Other current assets
“Other current assets” as presented in the Consolidated and Combined Balance Sheets is primarily comprised of prepaid insurance and prepaid taxes and licenses.

Property and Equipment and Operating Lease Right-of-use Assets
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations and replacements, and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for equipment. Depreciation expense during fiscal 2024, fiscal 2023 and fiscal 2022 was $106.3 million, $103.8 million and $103.3 million, respectively. The Company had $10.2 million, $7.6 million, and $7.1 million, respectively, of capital expenditures recorded within “Accounts payable” and “Accrued expenses and other current liabilities” in the Consolidated and Combined Balance Sheets as of September 27, 2024, September 29, 2023, and September 30, 2022.
During fiscal 2024, the Company completed the sale of a property for a net selling price of $5.3 million. As a result, the Company recorded a loss on disposal of $0.2 million within the United States segment, which is included in “Selling, general and administrative expenses” in the Consolidated Statement of Income for fiscal 2024.
During fiscal 2023, the Company completed the sale of a property for cash proceeds of $9.6 million. As a result, the Company recorded a gain on disposal of $6.8 million within the United States segment, which is included in “Selling, general and administrative expenses” in the Combined Statement of Income for fiscal 2023.
During fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, the Company recorded an impairment charge of $7.7 million within its United States segment, which was included in “Selling, general and administrative expenses” in the Combined Statement of Income for fiscal 2023. The non-cash impairment charge consisted of operating lease right-of-use assets ($7.1 million) and other costs ($0.6 million).
Other Assets
“Other assets” as presented in the Consolidated and Combined Balance Sheets is primarily comprised of employee sales commissions, computer software costs, equity method investment, consideration payable to a customer at the beginning of the contract, noncurrent pension assets, preparation costs and long-term receivables.
Employee sales commissions represent commission payments made to employees related to new or retained business contracts (see Note 6. “Revenue Recognition”). Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to 10 years.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. Equity method investments represent the 39% ownership interest in Aramark Uniform Services Japan Corporation. The investment was sold in October 2024 (see Note 17. “Subsequent Events”).
On September 22, 2023, the Company sold its 25% interest in Sanikleen, a Japanese linen supply company for $51.9 million in cash resulting in a pre-tax gain on sale of this equity investment of $51.8 million for fiscal 2023. The pre-tax gain is included in “Gain on Sale of Equity Investment, net” on the Combined Statement of Income for fiscal 2023.
Accrued Expenses and Other Current Liabilities
“Accrued Expenses and Other Current Liabilities” as presented in the Consolidated and Combined Balance Sheets is primarily comprised of current deferred income, taxes, insurance, environmental reserves (see Note 9. Commitments and Contingencies) and rebates.

Other Noncurrent Liabilities
“Other Noncurrent Liabilities” as presented in the Consolidated and Combined Balance Sheets is primarily comprised of environmental reserves (see Note 9. Commitments and Contingencies), asset retirement obligations (see Note 9. Commitments and Contingencies) and noncurrent deferred income.
Insurance
Prior to the Separation, Aramark insured portions of its risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the “Captive”), to enhance its risk financing strategies. The Captive was subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the “BMA”) relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of September 29, 2023. Prior to the Separation, Aramark allocated certain costs associated to the Captive to the Company. The Company did not recognize liabilities related to claims from general liability, automobile liability and workers’ compensation liability on the Combined Balance Sheet as of September 29, 2023 as Aramark’s Captive subsidiary was the primary responsible party related to these obligations. Aramark’s Captive insurance subsidiary had estimated reserves of approximately $68.4 million at September 29, 2023 related to claims arising from the Company’s operations. Aramark’s reserves for retained costs associated with Aramark’s casualty program were estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on claims history.

The Company entered into an independent general liability, automobile liability, workers’ compensation liability insurance policy effective September 29, 2023. During the fiscal year ended September 27, 2024, the Company recorded $11.4 million, $16.5 million, and $22.8 million of general liability, automobile liability, and workers’ compensation liability expenses, respectively, within “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Consolidated Statement of Income.

The Company entered into an independent property insurance policy and was no longer under Aramark’s property insurance policy effective June 1, 2023. During the fiscal year ended September 27, 2024, the Company recorded $4.5 million of property insurance expenses within “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Consolidated Statement of Income.
Environmental Matters
Capital expenditures for ongoing environmental remediation and compliance measures were recorded in Property and Equipment and related expenses were included in the normal operating expenses of conducting business. The Company accrued for environmental-related activities for which commitments or clean-up plans have been developed and when such costs could be reasonably estimated based on industry standards and professional judgment. Accrued amounts were primarily recorded on an undiscounted basis (see Note 9. Commitments and Contingencies).
Income Taxes

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

The Company and its subsidiaries file a federal consolidated income tax return in the United States, and separate legal entities file in various state, local and foreign jurisdictions. The Company uses the asset and liability approach to determine its provision for income taxes based on its operations in each jurisdiction. Deferred tax assets and liabilities are determined by the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than fifty percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company accounts for deferred income taxes related to executive compensation deductions that are limited by IRC 162(m) by first allocating available tax deductions to stock-based compensation and then cash compensation. The Company elects to treat global intangible low-taxed income (GILTI) inclusions as a current-period expense when incurred. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in future periods.

Refer to Note 11, “Income Taxes”, of these Consolidated Financial Statements for further details on income taxes.
Net Parent Investment
“Net parent investment” in the Combined Balance Sheet for fiscal 2023 is presented in lieu of stockholders’ equity and represents Aramark’s historic investment in the Company, the accumulated net earnings after taxes of the Company and the net effect of the transactions with the allocations from Aramark. All transactions reflected in “Net parent investment” in the accompanying Combined Balance Sheet for fiscal 2023 have been considered as financing activities for purposes of the Combined Statements of Cash Flows for fiscal 2022 and 2023.
For additional information, see Basis of Presentation above and Note 15. Related Party Transactions and Parent Company Investment.
Interest Expense, net
“Interest Expense, net” as presented in the Consolidated and Combined Statements of Income is primarily comprised of interest expense on borrowings (see Note 4. Borrowings) and interest expense recognized on financing leases (see Note 7. Leases).
Other (Income), net
“Other (Income), net ” as presented in the Consolidated and Combined Statements of Income is primarily comprised of fees incurred for the Company’s accounts receivable securitization facility (see Note 16. Accounts Receivable Securitization Facility) and the Company’s share of the financial results for its equity method investment.
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
NOTE 2.    SEVERANCE:

During fiscal 2024, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $5.2 million were recorded within “Selling, general and administrative expenses” on the Consolidated Statement of Income for the fiscal year ended September 27, 2024. As of September 27, 2024, the Company had an accrual of approximately $2.7 million related to unpaid severance obligations.

During fiscal 2023, the Company approved action plans to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $7.6 million were recorded within “Selling, general and administrative expenses” and “Cost of services provided (exclusive of depreciation and amortization)” on the Combined Statement of Income for the fiscal year ended September 29, 2023.
The following table summarizes the unpaid obligations for severance and related costs as of September 27, 2024, which are included in “Accrued payroll and related expenses” on the Consolidated Balance Sheet.

(dollars in thousands)	September 29, 2023	Charges	Payments and Other	September 27, 2024
Fiscal 2024 Severance	$—	$5,240	$(2,679)	$2,561
Fiscal 2023 Severance	$3,414	$—	$(3,272)	$142
Total	$3,414	$5,240	$(5,951)	$2,703
The following table summarizes the unpaid obligations for severance and related costs as of September 29, 2023, which are included in “Accrued payroll and related expenses” on the Combined Balance Sheet.

(dollars in thousands)	September 30, 2022	Charges	Payments and Other	September 29, 2023
Fiscal 2023 Severance	$—	$7,588	$(4,174)	$3,414
Fiscal 2021 Severance	3,448	—	(3,448)	—
Total	$3,448	$7,588	$(7,622)	$3,414
NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that is conducted annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Based on Aramark’s historical structure, goodwill for the Company was retained within one reporting unit for the fiscal years ended September 29, 2023 and September 30, 2022. For the fiscal year ended September 27, 2024, Vestis had two reporting units, United States and Canada. The annual impairment test is performed as of the end of the fiscal month of August. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using a discounted cash flow method or market method for each reporting unit with its estimated net book value. During the fourth quarter of fiscal 2024 the annual impairment test for goodwill was performed using a quantitative testing approach and no impairment was identified. During fiscal 2023, the annual impairment test for goodwill was performed by Aramark using a quantitative testing approach and no impairment was identified.
The determination of fair value for the reporting unit includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors, including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. The market method is dependent on several factors including the determination of market multiples and future cash flows. If assumptions or estimates in the fair value calculations change or if future cash flows, margin projections or future growth rates vary from what was expected, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
Changes in total goodwill during fiscal 2024 are as follows (in thousands):

	September 29, 2023	Acquisitions	Translation	September 27, 2024
United States	$896,237	$—	$—	$896,237
Canada	67,306	—	301	67,607
Total	$963,543	$—	$301	$963,844

Changes in total goodwill during fiscal 2023 are as follows (in thousands):

	September 30, 2022	Acquisitions	Translation	September 29, 2023
United States	$896,237	$—	$—	$896,237
Canada	67,138	—	168	67,306
	$963,375	$—	$168	$963,543
Other intangible assets consist of (in thousands):

	September 27, 2024			September 29, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$383,887	$(187,699)	$196,188	$383,869	$(161,773)	$222,096
Trade names	16,585	—	16,585	16,512	—	16,512
	$400,472	$(187,699)	$212,773	$400,381	$(161,773)	$238,608
Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit with a weighted average life of approximately 14 years. The Canadian Linen trade name, which is our sole trade name, is an indefinite lived intangible asset and is not amortized, but is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company utilized the “relief-from-royalty” method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade name being owned. The Company’s annual trade name impairment test did not result in an impairment charge for fiscal 2024. The Company’s annual trade name impairment test was completed by Aramark for fiscal 2023 which did not result in an impairment charge. Amortization of other intangible assets for fiscal 2024, fiscal 2023 and fiscal 2022 was approximately $25.9 million, $26.0 million and $25.9 million, respectively.
Based on the recorded balances at September 27, 2024, total estimated amortization of all acquisition-related intangible assets for fiscal years 2025 through 2029 are as follows (in thousands):

2025	$26,331
2026	25,925
2027	25,664
2028	24,261
2029	23,747
NOTE 4.    BORROWINGS:

Long-term borrowings, net, are summarized in the following table (in thousands):

	September 27, 2024	September 29, 2023
Senior secured term loan facility, due September 2025	$—	$800,000
Senior secured term loan facility, due September 2028	497,500	700,000
Senior secured term loan facility, due February 2031	665,000	—
Total principal debt issued	1,162,500	1,500,000
Unamortized debt issuance costs	(13,164)	(11,057)
Discounts	(1,603)	—
Less - current portion	—	(26,250)
Long-term borrowings, net of current portion	$1,147,733	$1,462,693

Credit Agreement
On September 29, 2023, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”). The Credit Agreement was initially comprised of an $800 million term loan A-1 due September 29, 2025 (“Term Loan A-1”), a $700 million term loan A-2 due September 29, 2028 (“Term Loan A-2”), and a revolving credit facility available for loans in United States dollars and Canadian dollars with aggregate commitments of $300 million and a maturity of September 29, 2028 (the “Revolving Credit Facility”). The Company used approximately $1,457 million of the proceeds from the senior secured term loans to transfer cash to Aramark in connection with the separation and distribution.

The Company recorded approximately $11.1 million and $2.6 million of debt issuance costs associated with the term loans and the Revolving Credit Facility, respectively. The term loan debt issuance costs are reflected as a reduction to debt in the Consolidated and Combined Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Revolving Credit Facility debt issuance costs are reflected within “Other Assets” in the Consolidated and Combined Balance Sheets and are amortized straight-line as a component of interest expense over the term of the facility.

The Revolving Credit Facility will mature on the earliest of (i) September 29, 2028, and (ii) the date of termination of all of the commitments under the revolving credit facility or the date on which the loans under the revolving credit facility become due and payable or the commitments under the revolving credit facility are terminated. The Company's revolving credit facility includes a $50 million sublimit for swingline loans. The Company's revolving credit facility includes a $30 million sublimit for letters of credit. The revolving credit facility may be drawn by the Company as well as by certain foreign subsidiaries. Each foreign borrower is subject to a sublimit of $100 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The revolving credit facility is subject to a commitment fee ranging from a rate of 0.20% to 0.30% per annum. The actual rate within the range is based on a Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. As of September 27, 2024, there was $5.3 million of letters of credit outstanding leaving $294.7 million available for borrowing under the revolving credit facility.

On February 22, 2024, the Company amended the Credit Agreement to refinance its Term Loan A-1 with an $800 million term loan B-1 due February 22, 2031 (“Term Loan B-1”). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which the remaining unpaid principal amount is due. The Company recorded approximately $11.1 million and $2.0 million of Term Loan B-1 debt issuance costs and original issue discount, respectively, which are reflected as a reduction to debt in the Consolidated Balance Sheet and are being amortized as a component of interest expense over the term of the related debt using the effective interest method. As a result of the repayment of Term Loan A-1 using the proceeds from Term Loan B-1, the Company also recorded a $3.9 million non-cash expense during fiscal 2024 for the write-off of Term Loan A-1 unamortized debt issuance costs to “Interest Expense, net” on the Consolidated Statements of Income.

During fiscal 2024, the Company paid principal amounts of $202.5 million and $135.0 million on its Term Loan A-2 and Term Loan B-1. As a result of these payments, the Company has met its quarterly principal payment obligations through the maturity of both term loans.

The Term Loan A-1 interest rate was, and Term Loan A-2 interest rate is, the Secured Overnight Financing Rate (“SOFR”), plus a Credit Spread Adjustment of 10 basis points and a margin from 1.50% to 2.50% depending on the Company’s Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on these term loans was 2.25% during fiscal 2024.

The Term Loan B-1 interest rate is SOFR plus a margin from 2.0% to 2.25% depending on the Company’s Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on the Term Loan B-1 was 2.25% during fiscal 2024.

The weighted-average interest rate for the Company’s senior secured term loans was 7.65% for fiscal 2024. During the fiscal year ended September 27, 2024, the Company paid $96.8 million of interest on its outstanding principal debt. The Company did not have interest payments during the fiscal year ended September 29, 2023.

The Company carries debt at historical cost and discloses fair value. As of September 27, 2024, the carrying amounts of the Company’s senior secured term loans approximated their fair value as the interest rates are variable and reflective of market rates.

Prepayments

The Credit Agreement may be prepaid at any time. The Credit Agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:
• 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of collateral subject to certain exceptions and customary reinvestment rights; provided, further, that such prepayment shall only be required to the extent net cash proceeds during the applicable fiscal year exceeds the greater of (a) $30,000,000 and (b) 7.5% of Covenant Adjusted EBITDA;
• 100% of the net cash proceeds of all casualty events with respect to any equipment, fixed assets, or real property constituting collateral; provided, that such prepayment shall only be required to the extent proceeds related to the event exceed $10 million and are not reinvested within the reinvestment period; and
• 100% of the net cash proceeds of any incurrence of debt, but excluding proceeds from certain debt permitted under the Credit Agreement.

In addition, the Term Loan B-1 is subject to mandatory prepayments using 50% of the Company’s excess cash flow, with reductions to 25% and 0% based upon achievement and maintenance of a secured net leverage ratio of 3.75:1.00 and 3.25:1.00, respectively.

Guarantees

All obligations under the Credit Agreement are unconditionally guaranteed by the Company and, subject to certain exceptions, substantially all of the Company’s existing and future wholly-owned domestic material subsidiaries. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured, subject to customary exceptions, by (i) pledges of 100% of the capital stock of the Company’s and guarantors’ direct domestic subsidiaries, (ii) pledges of 65% of the capital stock of the Company’s and guarantors’ direct foreign subsidiaries, and (iii) a security interest in, and mortgages on, substantially all tangible assets of the Company or any of the Guarantors.

Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell or dispose of assets; pay dividends, make distributions or repurchase its capital stock; engage in certain transactions with affiliates; make investments, loans or advances; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; amend material agreements governing the Company’s or guarantors’ subordinated debt; repay or repurchase any subordinated debt, except as scheduled or at maturity; make certain acquisitions; change the Company’s or its restricted subsidiaries’ fiscal year; and fundamentally change the Company’s or its restricted subsidiaries’ business. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default.

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

At September 27, 2024, the Company was in compliance with all covenants under the Credit Agreement.

Debt Maturities

At September 27, 2024, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter are as follows (in thousands):

2025	$—
2026	—
2027	—
2028	497,500
2029	—
Thereafter	665,000
Total	$1,162,500

NOTE 5.    DERIVATIVE INSTRUMENTS:
Prior to the Separation, Aramark entered into contractual derivative arrangements to manage changes in market conditions related to exposure to fluctuating gasoline, diesel and natural gas fuel prices at the Company. These derivative arrangements transferred in-kind to the Company upon the execution of the Separation and Distribution Agreement between the Company and Aramark, which was effective upon the Separation on September 30, 2023. Derivative instruments utilized during the period include pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index, and pay fixed/receive floating natural gas fuel agreements based on the Henry Hub New York Mercantile Exchange index in order to limit the Company's exposure to price fluctuations for gasoline, diesel, and natural gas fuel mainly for the Company’s operations. The counterparties to the contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. The Company did not enter into any new derivative arrangements for the fiscal year ended September 27, 2024. As of September 27, 2024, all derivative arrangements had reached maturity and thus, no derivative instruments were recognized as either assets or liabilities on the Consolidated Balance Sheet.
The corresponding impact on earnings related to the contractual derivative arrangements have been recorded within the Consolidated Statement of Income for the fiscal year ended September 27, 2024. Additionally, prior to the Separation the impact on earnings related to the contractual derivative arrangements were allocated to the Company and recorded within the Combined Statements of Income for the fiscal years ended September 29, 2023 and September 30, 2022.
Derivatives not Designated in Hedging Relationships
The Company does not record its gasoline, diesel and natural gas fuel agreements as hedges for accounting purposes. As of September 27, 2024, the Company did not have fuel contracts outstanding. The impact on earnings related to the change in fair value of these contracts related to the Company was a gain of $0.1 million for fiscal 2024. The impact on earnings related to the change in fair value of these unsettled contracts related to the Company was a gain of $1.6 million for fiscal 2023 and a loss of $4.6 million for fiscal 2022.
The following table summarizes the location of realized and unrealized loss (gain) for the Company’s derivatives not designated as hedging instruments in the Consolidated and Combined Statements of Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	September 27, 2024	September 29, 2023	September 30, 2022
Gasoline, diesel and natural gas fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$2,580	$3,488	$(3,212)
NOTE 6.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
United States:
Uniforms	$1,037,608	$1,067,825	$1,067,815
Workplace Supplies	1,518,314	1,507,527	1,379,212
Total United States	2,555,922	2,575,352	2,447,027
Canada:
Uniforms	$96,864	$100,403	$100,787
Workplace Supplies	153,034	149,531	139,191
Total Canada	249,898	249,934	239,978
Total Revenue	$2,805,820	$2,825,286	$2,687,005
Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. The Company expenses sales commissions as incurred if the amortization period is one year or less. As of September 27, 2024 and September 29, 2023, the Company has $105.8 million and $104.4 million, respectively, of employee sales commissions recorded as assets within “Other Assets” on the Company’s Consolidated and Combined Balance Sheets. During the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022, the Company recorded $21.1 million, $20.1 million and $19.2 million, respectively, of expense related to employee sales commissions within “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income.
NOTE 7.    LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 20 years. Finance leases primarily relate to vehicles. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. A right-of-use asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (“short-term leases”).
The Company recognizes operating lease liabilities and operating lease right-of-use assets on its Consolidated and Combined Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use the underlying assets for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and operating lease right-of-use assets are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. Deferred rent, tenant improvement allowances and prepaid rent are included in the operating lease right-of-use asset balances. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has lease agreements with lease and non-lease components. Non-lease components are combined with the related lease components and accounted for as lease components for all classes of underlying assets.
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
The Company is required to discount its future minimum lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate. As the Company’s leases typically do not provide an implicit rate, the present value of our lease liability is determined using an incremental borrowing rate based on the information available as of the lease commencement date.
The following table summarizes the location of the operating and finance leases in the Company’s Consolidated and Combined Balance Sheets (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	September 27, 2024	September 29, 2023
Assets:
Operating	Operating Lease Right-of-use Assets	$73,530	$57,890
Finance	Property and Equipment, net	131,041	121,930
Total lease assets		$204,571	$179,820
Liabilities:
Current
Operating	Current operating lease liabilities	$19,886	$19,935
Finance	Current maturities of financing lease obligations	31,347	27,659
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	66,111	46,084
Finance	Noncurrent Financing Lease Obligations	115,325	105,217
Total lease liabilities		$232,669	$198,895

Weighted average remaining lease term (in years)
Operating leases		6.1	4.7
Finance leases		5.7	5.7
Weighted average discount rate
Operating leases		6.1%	4.4%
Finance leases		4.6%	4.3%
The following table summarizes the location of lease related costs in the Consolidated and Combined Statements of Income (in thousands):

		Fiscal Year Ended
Lease Cost	Income Statement Location	September 27, 2024	September 29, 2023	September 30, 2022
Operating lease cost:
Fixed lease costs	Cost of services provided (exclusive of depreciation and amortization) / Selling, general and administrative expenses	$23,359	$23,119	$25,376
Variable lease costs	Cost of services provided (exclusive of depreciation and amortization) / Selling, general and administrative expenses	10,447	9,888	9,114
Short-term lease costs	Cost of services provided (exclusive of depreciation and amortization) / Selling, general and administrative expenses	8,698	8,175	6,371
Finance lease cost(1):
Amortization of right-of-use-assets	Depreciation and amortization	31,647	30,360	29,135
Interest on lease liabilities	Interest Expense, net	5,784	4,174	3,205
Net lease cost		$79,935	$75,716	$73,201
__________________
(1)Excludes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$19,871	$24,208	$25,189
Operating cash flows from finance leases	5,784	4,174	3,205
Financing cash flows from finance leases	30,608	27,601	28,041
Lease assets obtained in exchange for lease obligations:
Operating leases	35,997	12,640	20,416
Finance leases	$44,916	$42,581	$28,895
__________________
(1)For fiscal 2024, excludes cash paid for variable and short-term lease costs of $10.4 million and $8.7 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2023, excludes cash paid for variable and short-term lease costs of $9.9 million and $8.2 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2022, excludes cash paid for variable and short-term lease costs of $9.1 million and $6.4 million, respectively, that are not included within the measurement of lease liabilities. Additionally, for fiscal 2024, includes $4.5 million of cash received for reimbursements of tenant improvement allowances.

Future minimum lease payments under non-cancelable leases as of September 27, 2024 are as follows (in thousands):

	Operating leases	Finance leases	Total
2025	$23,755	$37,246	$61,001
2026	19,774	32,814	52,588
2027	16,210	28,298	44,508
2028	12,492	23,756	36,248
2029	8,128	19,065	27,193
Thereafter	27,702	26,407	54,109
Total future minimum lease payments	$108,061	$167,586	$275,647
Less: Interest	(22,064)	(20,914)	(42,978)
Present value of lease liabilities	$85,997	$146,672	$232,669
NOTE 8.    EMPLOYEE PENSION AND PROFIT SHARING PLANS:
Defined Contribution Retirement Plans
In the United States and Canada, the Company maintains qualified contributory defined contribution retirement plans for all Company employees meeting certain eligibility requirements, with Company contributions to the plans based on earnings performance or salary level. The total expense of the above plans for Company employees for fiscal 2024, fiscal 2023 and fiscal 2022 was $9.0 million, $9.1 million and $8.7 million, respectively, which were recorded in “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income.
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
The Company’s participation in these plans for fiscal 2024 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2024 and 2023 is for the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants, plans in the critical zone are generally less than 65% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The contributions columns represent the recurring, required contributions made by the Company, which are typically based upon the number of employees participating within the plan. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2024, fiscal 2023 and fiscal 2022 contributions. The contributions by the Company were recorded in “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income.

		Pension Protection Act Zone Status			Contributions by the Company (in thousands)
Pension Fund	EIN/Pension Plan Number	2024	2023	FIP/RP Status Pending/ Implemented	2024	2023	2022	Surcharge Imposed	Range of Expiration Dates of CBAs
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$3,219	$2,994	$2,400	No	10/30/2022 - 4/7/2028
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical	Critical	Implemented	4,440	4,213	3,971	No	7/19/2024 - 9/22/2028
Retail, Wholesale and Department Store International Union and Industry Pension Fund(1)	63-0708442/ 001	Critical and Declining	Critical and Declining	Implemented	404	413	408	No	4/18/2025 - 5/22/2026
Local No. 731, I.B. of T. Pension Fund	36-6513567/ 001	Green	Green	N/A	1,166	1,129	997	No	5/1/2026
Other funds					9,406	9,009	8,369
Total contributions					$18,635	$17,758	$16,145
__________________
(1)Over 60% of the Company’s participants in this fund are covered by a single CBA that expires on 5/22/2026.
The Company provided more than 5% of the total contributions for the following plans and plan years:

Pension Funds	Contributions to the plan exceeded more than 5% of total contributions (as of the plan’s year-end)
National Retirement Fund	12/31/2023, 12/31/2022, and 12/31/2021
Retail, Wholesale and Department Store International Union and Industry Pension Fund	12/31/2022
NOTE 9.    COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $5.8 million at September 27, 2024, primarily in connection with commitments for the purchase of raw materials from vendors.
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
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of September 27, 2024 and September 29, 2023, the Company has $6.6 million and $6.8 million, respectively, recorded as liabilities within “Accrued expenses and other current liabilities” and $19.0 million and $17.3 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated and Combined Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of September 27, 2024 and September 29, 2023, the Company has $11.8 million and $12.3 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated and Combined Balance Sheets.

On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs allege that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs seek damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. In the third quarter of fiscal 2024, the parties reached a settlement in principle, subject to court approval. The settlement includes, among other terms, a monetary component of $3.1 million. The full amount of the proposed settlement has been provided for in the Consolidated Financial Statements.
With respect to the below matters, the Company cannot predict the outcome of these legal matters, nor can it predict whether any outcome may be materially adverse to its business, financial condition, results of operations or cash flows. The Company intends to vigorously defend these matters.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to the Company’s business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs. On October 30, 2024, the Court entered an amended scheduling order.
On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023. On October 7, 2024, the Court granted a stipulation to consolidate multiple related actions involving similar company defendants, including the Vestis action, solely for purposes of adjudicating an omnibus motion to dismiss the complaints in each of those actions. On October 11, 2024, Vestis and the other consolidated defendants filed an omnibus motion to dismiss.
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

NOTE 10.    BUSINESS SEGMENTS:
The Company manages and evaluates its business activities based on geography and, as a result, determined that its United States and Canada businesses are its operating segments. The United States and Canada operating segments both provide a full range of uniform programs, restroom supply services and first-aid and safety products, as well as ancillary items such as floor mats, towels and linens. The Company’s operating segments are also its reportable segments. Corporate includes administrative expenses not specifically allocated to an individual segment. The Company evaluates the performance of each operating segment based on several factors of which the primary financial measure is operating income. The accounting policies of the operating segments are the same as those described in Note 1 "Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies".
Financial information by segment is as follows (in thousands):

	Fiscal Year Ended
Revenue	September 27, 2024	September 29, 2023	September 30, 2022
United States	$2,555,922	$2,575,352	$2,447,027
Canada	249,898	249,934	239,978
	$2,805,820	$2,825,286	$2,687,005

	Fiscal Year Ended
Operating Income (Loss)	September 27, 2024	September 29, 2023	September 30, 2022
United States	$264,709	$303,762	$242,971
Canada	8,162	13,707	18,008
Total Segment Operating Income	272,871	317,469	260,979
Corporate	(114,920)	(99,560)	(68,736)
Total Operating Income	$157,951	$217,909	$192,243

	Fiscal Year Ended
Reconciliation to Income Before Income Taxes	September 27, 2024	September 29, 2023	September 30, 2022
Total Operating Income	$157,951	$217,909	$192,243
Gain on Sale of Equity Investment, net	—	(51,831)	—
Interest Expense, net	126,563	2,109	4,548
Other (Income) Expense, net	(642)	(2,099)	(2,264)
Income Before Income Taxes	$32,030	$269,730	$189,959

	Fiscal Year Ended
Depreciation and Amortization	September 27, 2024	September 29, 2023	September 30, 2022
United States	$129,201	$125,167	$122,347
Canada	11,331	10,819	11,484
Corporate	249	518	521
	$140,781	$136,504	$134,352

	Fiscal Year Ended
Capital Expenditures	September 27, 2024	September 29, 2023	September 30, 2022
United States	$75,112	$72,353	$72,197
Canada	3,793	5,517	4,252
	$78,905	$77,870	$76,449

Property and Equipment, net	September 27, 2024	September 29, 2023
United States	$580,060	$578,997
Canada	68,138	72,907
Corporate	22,660	12,627
	$670,858	$664,531

Total Assets	September 27, 2024	September 29, 2023
United States	$2,629,457	$2,863,616
Canada	268,800	266,804
Corporate	34,130	26,704
	$2,932,387	$3,157,124
NOTE 11.    INCOME TAXES:
The components of Income Before Income Taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
United States	$24,683	$254,027	$172,948
Non-United States	7,347	15,703	17,011
	$32,030	$269,730	$189,959
The Provision for Income Taxes consists of (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Current:
Federal	$22,949	$29,704	$19,663
State and local	3,283	10,126	6,958
Foreign	4,404	2,372	1,056
	30,636	42,202	27,677
Deferred:
Federal	(14,899)	10,350	13,070
State and local	(3,019)	2,860	3,322
Foreign	(1,658)	1,160	4,211
	(19,576)	14,370	20,603
	$11,060	$56,572	$48,280

The Provision for Income Taxes varies from the amount determined by applying the United States Federal statutory rate to Income Before Income Taxes as a result of the following (all percentages are as a percentage of Income Before Income Taxes):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
United States statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	5.0	3.8	4.2
Foreign taxes	2.6	(0.1)	0.9
Separation related adjustments	(2.9)	—	—
Permanent book/tax differences	3.8	0.3	—
Nontaxable gain on foreign subsidiary disposition	—	(4.0)	—
Uncertain tax positions	0.7	0.5	0.1
Deferred tax on foreign investments	4.3	—	—
Share-based compensation	3.5	—	—
Tax credits & other	(3.5)	(0.5)	(0.8)
Effective income tax rate	34.5%	21.0%	25.4%
As of September 27, 2024 and September 29, 2023, the components of Deferred Income Taxes are as follows (in thousands):

	September 27, 2024	September 29, 2023
Deferred tax assets:
Accruals and allowances	22,777	16,939
Employee compensation	18,485	14,401
Operating lease right-of-use liability	19,924	16,086
Business interest expense carryforward	16,795	—
Research and development expenses	5,622	2,881
NOL/credit carryforward and other	7,290	3,704
Deferred tax asset	90,893	54,011
Valuation allowances	$(4,662)	$—
Deferred tax asset (net of valuation allowance)	86,231	54,011

Deferred tax liabilities:
Property and equipment	59,461	62,295
Other intangible assets including goodwill	83,247	77,603
Rental merchandise in service	78,542	80,579
Operating lease asset	16,746	14,025
Capitalized contract costs	24,541	24,506
Internally developed software	7,846	8,399
Other	$5,752	$4,251
Deferred tax liability	276,135	271,658
Net deferred tax liability	$189,904	$217,647

Deferred tax assets of $1.6 million and $0 million as of September 27, 2024 and September 29, 2023, respectively, are included in "Other Assets" on the Consolidated and Combined Balance Sheets. Deferred tax liabilities of $191.5 million and $217.6 million as of September 27, 2024 and September 29, 2023, respectively, are included in "Deferred Income Taxes" on the Consolidated and Combined Balance Sheets. In connection with the Separation, the

Company's net deferred tax liabilities decreased by $8.5 million, primarily related to shared-based compensation, inventoriable costs and tax attributes that were not part of the Company while consolidated with Aramark.

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets. As of September 27, 2024, the Company has $4.7 million of United States foreign tax credit carryforwards from periods prior to the Separation. However, the Company maintains a full valuation allowance against these credit carryforwards. The Company assessed the remaining deferred tax assets and believes it is more-likely-than-not that they are realizable.

As of September 27, 2024, the Company had $2 million of tax-effected state net operating loss carryforwards. The earliest expiration of the state net operating loss carryforwards is fiscal 2029 and the Company believes all carryforwards will be utilized prior to expiration.

A reconciliation of the beginning and ending amount of valuation allowances follows (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Balance, beginning of year	$—	$—	$—
Separation related adjustments	4,662	—	—
Balance, end of year	$4,662	$—	$—

Under the Tax Matters Agreement, the Company is responsible for income taxes on prior period returns filed on a separate company basis in state, local, and foreign jurisdictions. Prior to the Separation, the Company was included on Aramark’s United States federal and various state consolidated and combined tax returns that remain the responsibility of Aramark. Adjustments to Aramark’s consolidated and combined federal and state tax returns could affect the tax attributes allocated to the Company under the Tax Matters Agreement. While it is often difficult to predict the timing or resolution of a particular tax matter, the Company does not anticipate any adjustments resulting from United States federal, state or foreign tax audits that would result in a material change to the financial condition or results of operations. Currently, none of the Company’s income tax returns are under examination by a taxing authority. With few exceptions, the Company is no longer subject to foreign or state and local tax examinations by tax authorities for fiscal years before 2020.

Undistributed earnings and profits ("E&P") of our foreign subsidiaries amounted to $21.7 million as of September 27, 2024. Currently, $21.7 million of the undistributed E&P of our foreign subsidiaries is considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings to the U.S. in the form of dividends or otherwise, the Company could be subject to U.S. state and local taxes and withholding taxes payable in various jurisdictions, which may be partially offset by a U.S. foreign tax credit. The unrecorded withholding tax on undistributed E&P is not significant to the Consolidated and Combined Financial Statements.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, was approximately $0.4 million, $4.4 million, and $3.0 million as of September 27, 2024, September 29, 2023 and September 30, 2022, respectively. In connection with the Separation, our unrecognized benefits with respect to our uncertain tax positions decreased by $4.2 million as these remained the obligation of Aramark under the Tax Matters Agreement.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Balance, beginning of year	$4,392	$2,963	$2,854
Additions based on tax positions taken in the current year	195	554	109
Additions for tax positions taken in prior years	—	875	—
Separation related adjustments	(4,175)	—	—
Balance, end of year	$412	$4,392	$2,963

The Company has $0.1 million, $1.1 million and $0.2 million accrued for interest and penalties as of September 27, 2024, September 29, 2023 and September 30, 2022, respectively, in the Consolidated and Combined Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded in "Provision for Income Taxes" on the Consolidated and Combined Statements of Income. It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will change within the next 12 months. At this time, the Company does not anticipate the amount of gross unrecognized tax positions to decrease within the next 12 months.

During the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022, the Company paid cash for income taxes, net of refunds received, of $19.1 million, $0.2 million, and $3.5 million, respectively.
NOTE 12.    SHARE-BASED COMPENSATION:
On September 30, 2023, Aramark completed the previously announced spin-off of Vestis through a distribution of the Company's common stock to holders of record of Aramark’s common stock as of the close of business on September 20, 2023, which resulted in previous Aramark equity awards being converted to Vestis equity awards. Additionally, the Company adopted the Vestis Corporation 2023 Long-Term Incentive Plan (“LTIP”) effective as of September 30, 2023. The Compensation and Human Resources Committee of the Board of Directors approves grants under the LTIP. Under the LTIP, we are authorized to issue up to 15.0 million shares for future Vestis equity awards and issued approximately 1.7 million shares related to the conversion of Aramark equity awards outstanding as of September 30, 2023 into Vestis equity awards upon the Separation from Aramark.
Prior to the Separation, the Company had no share-based compensation plans. Certain employees of the Company historically participated in Aramark’s Stock Incentive Plan (“Aramark Stock Plan”) prior to the Separation. All awards granted under Aramark Stock Plan were approved by Aramark’s Compensation Committee of the Board of Directors or another committee authorized by Aramark’s Board of Directors. The following disclosure for the fiscal years ended September 29, 2023 and September 30, 2022 represents share-based compensation attributable to the Company based on the awards and terms previously granted to Company employees under Aramark’s share-based payment plans and is representative of only those employees who are dedicated to the Company. Share-based compensation expense allocated to the Company for Aramark corporate employees who were not dedicated to the Company are included as a component of General Corporate Expenses. The allocation of share-based compensation expense for Aramark corporate employees was $3.9 million and $4.2 million, respectively in fiscal 2023 and 2022.
The following table summarizes the share-based compensation expense (reversal) and related information for Time-Based Options (“TBOs”), Time-Based Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”), Deferred Stock Units (“DSUs”) and Employee Stock Purchase Plan (“ESPP”) classified as “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income (in thousands).

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
TBOs(1)	$3,960	$1,125	$1,064
RSUs(2)	6,654	8,013	8,992
PSUs(3)	4,264	866	451
DSUs(4)	1,458	—	—
ESPP(5)	—	597	2,609
	$16,336	$10,601	$13,116

Income tax benefit related to share-based compensation	$3,180	$2,568	$2,729
__________________
(1)Share-based compensation expense for TBOs increased during fiscal 2024 compared to fiscal 2023 due to an increase in annual grants issued in fiscal 2024 compared to fiscal 2023.
(2)Share-based compensation expense for RSUs decreased during fiscal 2024 compared to fiscal 2023 due to a decrease in annual grants in fiscal 2024 compared to prior years.
(3)Share-based compensation expense for PSUs increased during fiscal 2024 compared to fiscal 2023 due to an increase in annual grants issued in fiscal 2024 compared to fiscal 2023.
(4)Share-based compensation expense related to DSUs increased during fiscal 2024 compared to fiscal 2023 due to the issuance of new DSU grants in fiscal 2024. No DSUs were granted in fiscal 2023 or fiscal 2022.
(5)Share-based compensation expense related to the ESPP decreased during fiscal 2024 compared to fiscal 2023 as the Company does not have an ESPP.

No compensation expense was capitalized. The Company records forfeitures as they occur.
The below table summarizes the unrecognized compensation expense as of September 27, 2024 related to non-vested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Period (Years)
TBOs	$7,290	2.1
RSUs	8,896	2.0
PSUs	7,472	2.0
Total	$23,658
Stock Options
Time-Based Options
The Company granted TBOs to the Company's executives and directors on October 2, 2023. Additionally, the Company’s annual TBO grants for fiscal 2024 were awarded in December 2023. Aramark’s annual TBO grants for fiscal 2023 were awarded in November 2022, while Aramark’s annual TBO grants for fiscal 2022 were awarded in November 2021. The fiscal 2024 and 2022 TBO grants vest solely based upon continued employment over a three-year time period. The fiscal 2023 TBO grants vest solely based upon continued employment over a four-year time period. All TBOs remain exercisable for 10 years from the date of grant.
The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. For fiscal 2024 TBO grants, the expected volatility was derived from a peer group’s historical volatility as Vestis did not have sufficient historical volatility based on the expected term of the underlying options. For fiscal 2023 and 2022 TBO grants, the expected volatility is based on the historic volatility of Aramark’s stock price over the expected term of the stock options. For fiscal 2024 TBO grants, the expected dividend yield was 0.0% for the October 2, 2023 grants as the Company had not declared a dividend prior to the grant date, and was 0.8% for the December 6, 2023 grants based on the dividend announced by the Company on November 29, 2023. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations, due to the method providing a reasonable estimate in comparison to actual experience. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The unvested TBOs are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the TBOs are nontransferable while subject to forfeiture. Cash received from TBOs exercised for the fiscal year ended September 27, 2024 was $0.1 million.
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Expected volatility	32.3% - 33.5%	42%	41%
Expected dividend yield	0.0% - 0.8%	1.00% - 1.19%	1.18% - 1.29%
Expected life (in years)	6.0 - 6.5	6.25	6.00
Risk-free interest rate	4.1% - 4.7%	3.65% - 4.21%	1.35% - 2.96%
Weighted-average grant-date fair value	$6.5	$16.9	$13.4

A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 2, 2023(1)	523	$18.59
Granted	1,768	$19.42
Exercised	(10)	$13.88
Forfeited and expired	(353)	$19.57
Outstanding at September 27, 2024	1,928	$19.20	$44	8.4
Exercisable at September 27, 2024	273	$18.24	$44	4.8
Expected to vest at September 27, 2024	1,655	$19.35	$—	9.0
__________________
(1)On October 2, 2023 our common stock began regular-way trading on the New York Stock Exchange (“NYSE”). The shares outstanding as of October 2, 2023 pertain to Aramark equity awards issued by Aramark in prior periods to employees of the Company that were converted to Vestis equity awards as part of the Separation.

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Total intrinsic value exercised (in thousands)	$63	$2,040	$3,054
Total fair value that vested (in thousands)	774	1,106	1,681
Time-Based Restricted Stock Units
The Company granted RSUs to the Company's executives and directors on October 2, 2023. Additionally, the Company’s annual RSU grants for fiscal 2024 were awarded in December 2023. Aramark’s annual RSU grants for fiscal 2023 were awarded in November 2022, while Aramark’s annual RSU grants for fiscal 2022 were awarded in November 2021. For RSU grants awarded during fiscal 2024 and fiscal 2022, the RSU agreement provides that 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the date of grant, subject to the participant’s continued employment through each such anniversary. For RSU grants awarded in fiscal 2023, the RSU agreement provides that 25% of each grant will vest and be settled in shares on each of the first four anniversaries of the grant date, subject to the participant’s continued employment through each such anniversary. The grant-date fair value of RSUs granted in fiscal 2024 is based on the fair value of the Company’s common stock. The grant-date fair value of RSUs granted in fiscal 2023 and 2022 is based on the fair value of Aramark’s common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested RSUs are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the RSUs are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2023(1)	850	$18.90
Granted	492	$17.71
Vested	(369)	$18.81
Forfeited	(135)	$19.08
Outstanding at September 27, 2024	838	$18.22
__________________
(1)On October 2, 2023 our common stock began regular-way trading on the New York Stock Exchange (“NYSE”). The shares outstanding as of October 2, 2023 pertain to Aramark equity awards issued by Aramark in prior periods to employees of the Company that were converted to Vestis equity awards as part of the Separation.

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Total fair value that vested (in thousands)	$6,950	$9,396	$7,084
Performance Stock Units
Under the LTIP, Vestis is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Vestis’ achievement of the performance condition. During fiscal 2024, Vestis granted PSUs on October 2, 2023 subject to the level of achievement of adjusted EBITDA margin percentage and revenue growth (measured as compound annual growth rate) over three years with no additional market conditions. Additionally, on October 2, 2023 and December 6, 2023 Vestis granted PSUs subject to the level of achievement of cumulative adjusted EBITDA, cumulative adjusted free cash flow conversion rate and a total shareholder return modifier for the cumulative performance period of three years and the participant’s continued employment with Vestis. Vestis is accounting for the October 2, 2023 grants that do not include a market condition as performance-based awards, with grant date fair value based on the fair value of Vestis' common stock. Vestis is accounting for the October 2, 2023 and December 6, 2023 grants that include a market condition as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The unvested PSUs are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the PSUs are nontransferable while subject to forfeiture.

Performance Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2023(1)	177	$21.87
Granted	663	$17.86
Vested	—	$—
Forfeited	(142)	$18.63
Outstanding at September 27, 2024	698	$18.76
__________________
(1)On October 2, 2023 our common stock began regular-way trading on the New York Stock Exchange (“NYSE”). The shares outstanding as of October 2, 2023 pertain to Aramark equity awards issued by Aramark in prior periods to employees of the Company that were converted to Vestis equity awards as part of the Separation.
Deferred Stock Units
DSUs are issued only to non-employee members of the Board of Directors and represent the right to receive shares of the Company's common stock in the future. Each DSU will be converted to one share of the Company's common stock on the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of DSUs is based on the fair value of the Company's common stock. On October 2, 2023 the Company granted 65,850 DSUs which vested immediately and 19,208 DSUs which vested January 31, 2024. In addition, directors may elect to defer their cash retainer payable in the next calendar year into a fixed income fund which will be paid in cash no less than three years after the cash retainer is deferred or payable upon the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors.

NOTE 13.    EARNINGS PER SHARE:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

On September 30, 2023, the Company separated from Aramark. As referenced in Note 1. "Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies", the Separation resulted in the initial issuance of approximately 131.2 million shares of Vestis common stock. For purposes of computing basic and diluted earnings per common share for the fiscal years ended September 29, 2023 and September 30, 2022, the number of Vestis common shares issued upon completion of the Separation were used to reflect the outstanding shares.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Earnings:
Net Income	$20,970	$213,158	$141,679
Shares:
Basic weighted-average shares outstanding	131,506	130,725	130,725
Effect of dilutive securities	281	—	—
Diluted weighted-average shares outstanding	131,787	130,725	130,725

Basic Earnings Per Share	$0.16	$1.63	$1.08
Diluted Earnings Per Share	$0.16	$1.63	$1.08

Antidilutive securities(1)	2,337	—	—
__________________
(1)Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 14.    EQUITY:
Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022 were as follows (in thousands):

	Fiscal Year Ended September 29, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 29, 2023	$(26,104)	$(5,069)	$(31,173)
Other comprehensive income (loss)	2,292	(30)	2,262
Balance as of September 27, 2024	$(23,812)	$(5,099)	$(28,911)

	Fiscal Year Ended September 29, 2023
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 30, 2022	$(27,266)	$(4,414)	$(31,680)
Other comprehensive income (loss)	1,162	(655)	507
Balance as of September 29, 2023	$(26,104)	$(5,069)	$(31,173)

	Fiscal Year Ended September 30, 2022
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of October 01, 2021	$(5,495)	$(6,111)	$(11,606)
Other comprehensive loss before reclassification	(21,771)	(1,311)	(23,082)
Amounts reclassified from accumulated other comprehensive loss	—	3,008	3,008
Net current period other comprehensive (loss) income	(21,771)	1,697	(20,074)
Balance as of September 30, 2022	$(27,266)	$(4,414)	$(31,680)

For the fiscal year ended September 30, 2022 $3.0 million was reclassified from Accumulated other comprehensive loss” in the Combined Balance Sheet and into “Interest expense, net” within the Combined Statement of Income for the wind-up of one of the Company’s defined benefit pension plans.
Dividends
The Company declared and paid a quarterly cash dividend of $0.035 per common share to its shareholders of record for the first, second, and third quarters of fiscal 2024 of $4.6 million each quarter. On August 19, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on October 3, 2024 to shareholders of record at the close of business on September 13, 2024. The dividend payable of $4.6 million was recorded within "Accrued expenses and other current liabilities" on the Consolidated Balance Sheet as of September 27, 2024. The amount and timing of any future dividend payment is subject to the approval of the Company's Board of Directors.

The Company’s Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on January 6, 2025 to shareholders of record at the close of business on December 13, 2024.
NOTE 15.    RELATED PARTY TRANSACTIONS AND PARENT COMPANY INVESTMENT
Prior to Separation
Corporate Allocations
The Company’s Combined Financial Statements for the fiscal years ended September 29, 2023 and September 30, 2022 include general corporate expenses of Aramark, which were not historically allocated to the Company for certain support functions that are provided on a centralized basis by Aramark and are not recorded at the Company level, such as expenses related to finance, supply chain, human resources, information technology, share-based compensation, insurance and legal, among others (collectively, “General Corporate Expenses”). For purposes of these Combined Financial Statements, General Corporate Expenses have been allocated to the Company. General Corporate Expenses are included in the Combined Statements of Income in “Selling, general and administrative expenses” with the impact related to Aramark’s gasoline, diesel and natural gas derivative agreements included in “Cost of services provided”. These expenses have been allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount or other drivers. Management believes the assumptions underlying the Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from Aramark, are reasonable. Nevertheless, the Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
During the years ended September 29, 2023 and September 30, 2022, General Corporate Expenses allocated to the Company were $24.4 million and $37.5 million, respectively.

Transactions with the Parent
In the ordinary course of business, the Company provided uniforms to certain food and support services contracts of Aramark in the United States and Canada, the terms of which were at fair market value. During the years ended September 29, 2023 and September 30, 2022, these related party revenues were $54.6 million and $47.6 million, respectively, with related costs of $49.7 million and $43.3 million, respectively. Amounts receivable from Aramark for such revenues as of September 29, 2023 were $1.2 million.
Parent Company Investment
All significant intercompany transactions between the Company and Aramark have been included in the Combined Financial Statements for the fiscal years ended September 29, 2023 and September 30, 2022. The total net effect of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as “Net parent investment.”
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

Transition Services Agreement - governs services between the Company and Aramark and their respective affiliates to provide each other on an interim, transitional basis, various services, including, but not limited to, administrative, information technology and cybersecurity support services and certain finance, treasury, tax and governmental function services. The services commenced on the distribution date and terminate no later than 24 months following the distribution date. As of September 27, 2024, the services under the Transition Services Agreement were completed.

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

For the fiscal year ended September 27, 2024, the Company paid $10.7 million, respectively, to Aramark under the various agreements described above. As of September 27, 2024, current amounts due from and to Aramark were not material.
NOTE 16.    ACCOUNTS RECEIVABLE SECURITIZATION FACILITY:
On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries (together with Vestis Services, the “Originators”) entered into a three-year $250 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, the Originators transfer accounts receivable and certain related assets (collectively, the “Receivables”) to VS Financing, LLC, a bankruptcy remote special purpose entity (“SPE”) formed as a wholly-owned subsidiary of Vestis Services, who in turn, may sell Receivables to one or more financial institutions party to the facility

(“Purchasers”). Transfers of the Receivables from the SPE to the Purchasers are accounted for as a sale of financial assets, and those accounts receivable are derecognized from the consolidated financial statements. Other than collection and administrative responsibilities, Originators have no continuing involvement in the transferred Receivables. The Receivables, once sold to the SPE, are no longer available to satisfy creditors of any Originator in the event of its bankruptcy. These sales are priced at the face value of the relevant accounts receivable less a fair market value discount. The A/R Facility is structured on a revolving basis under which cash collections from Receivables are used to fund additional purchases of Receivables. The future outstanding balance of Receivables that will be sold is expected to vary based on the level of originations and other factors. The Purchasers benefit from the SPE’s guarantee of repayment on Receivables transferred as well as its pledge of additional Receivables as collateral. The Company has agreed to guarantee the performance of the Originators’ respective obligations under the A/R Facility. Neither the Company (except for the SPE referenced above) nor the Originators guarantees the collectability of the Receivables under the A/R Facility. The Company controls and therefore consolidates the SPE in its consolidated financial statements. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms.

As of September 27, 2024, the total value of accounts receivable sold from SPE to the Purchaser under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $229.0 million, Additionally, during the year ended September 27, 2024, the Company transferred accounts receivable of $585.5 million to the SPE and the Company collected $198.7 million of accounts receivable transferred to the SPE under the A/R Facility. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions which are sold to the Purchasers in exchange for cash. Unsold accounts receivable of $157.8 million were pledged by the SPE as collateral to the Purchasers as of September 27, 2024.

The Company incurred fees for the A/R Facility of $1.7 million for the year ended September 27, 2024, which were reflected within “Other (Income), net ” in the Consolidated Statement of Income. The fees are due to the Purchaser and relate to the monthly utilization of the A/R Facility. Additionally, the Company incurred approximately $1.4 million of costs in connection with the A/R Facility which are recorded within “Other Assets” in the Consolidated Balance Sheet and are amortized straight-line to “Other (Income), net ” over the term of the related A/R Facility.

Cash activity related to the facility is reflected in “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

NOTE 17.    SUBSEQUENT EVENTS:
On October 4, 2024, the Company sold its equity stake in Aramark Uniform Services Japan Corporation for approximately $36.8 million. The Company will use the net proceeds from the transaction towards debt repayment.

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

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated the effectiveness of the internal controls over financial reporting, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that they were effective as of September 27, 2024. All internal control systems have inherent limitations; as such, they may not prevent or detect all misstatements or fraud. Therefore, even those internal controls systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and reporting. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that the current control structure may become inadequate for changes in conditions or the degree of compliance with the policies may deteriorate.

Attestation Report of the Registered Public Accounting Firm
The effectiveness of such controls has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During the three months ended September 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the captions “Proposal 1: Election of Directors,” “Corporate Governance,” and “Executive Officers”, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended September 27, 2024.
Item 11.    Executive Compensation.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the captions “Executive Compensation” and “2024 Director Compensation”, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended September 27, 2024.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information”, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended September 27, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, under the captions “Review of Related Party Transactions” and "Independence of Directors”, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended September 27, 2024.
Item 14.    Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the caption “Proposal 4: Ratification of Appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended September 27, 2024.

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
10.1†
Transition Services Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.2†
Tax Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.3
Employee Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.4+
Form of Indemnification Agreement by and between Vestis Corporation and individual directors or officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

10.5†
Credit Agreement, dated as of September 29, 2023, among Vestis Corporation, as U.S. Borrower, Canadian Linen and Uniform Service Corp., as Canadian Borrower, each Subsidiary of Vestis Corporation from time to time party thereto, the financial institutions from time to time party thereto, the issuing banks named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 2, 2023; File No. 001-41783)

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

10.8+*	Form of Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
10.9+*	Form of Stock Option Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
10.10+*	Form of Performance Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
10.11+*	Third Amended and Restated Stock Incentive Plan of Aramark (which governs certain pre-Separation awards per the terms of the Employee Matters Agreement)
10.12+*	Form of Aramark Stock Option Award Agreement (which governs certain pre-Separation awards per the terms of the Employee Matters Agreement)
10.13+*	Form of Aramark Restricted Stock Award Agreement (which governs certain pre-Separation awards per the terms of the Employee Matters Agreement)
10.14+*	Form of Aramark Performance Stock Unit Award Agreement (which governs certain pre-Separation awards per the terms of the Employee Matters Agreement)

10.15+
Offer Letter, dated as of December 31, 2021, by and between Aramark and Timothy Donovan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on December 21, 2023; File No. 001-41783)

10.16+
Agreement Relating to Employment and Post-Employment Competition, dated as of December 31, 2021, by and between Aramark and Timothy Donovan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)

10.17+*
Summary of modification to Timothy R. Donovan Offer Letter, Agreement Relating to Employment and Post-Employment Competition and Outstanding Equity Awards with “Retirement with Notice” Provisions dated September 24, 2024

10.18+
Offer Letter, dated as of July 28, 2023, by and between Aramark and Christopher R. Synek (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)

10.19+
Agreement Relating to Employment and Post-Employment Competition, dated as of August 30, 2023, by and between Aramark Services, Inc. and Christopher R. Synek (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)

10.20+	Form of Director Letter (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on September 6, 2023; File No. 001-41783)
10.21+	Vestis Corporation Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2023; File No. 001-41783)
10.22+	Vestis Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2023; File No. 001-41783)
10.23+*	Separation Agreement and General Release, dated as of February 5, 2024, by and between Vestis Services, LLC and Christopher R. Synek
10.24+*	Form of Director Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
10.25
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

10.26+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Kim T. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.27+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Rick T. Dillon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.28+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Angela J. Kervin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.29+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Grant Shih (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 5, 2024; File No. 001-41783)

10.30
Letter Agreement, dated June 18, 2024, by and among the Company and Keith A. Meister and Corvex Management LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024; File No. 001-41783)

10.31+
Employment Agreement, dated as of June 19, 2024, by and between Vestis Corporation and William Seward (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2024; File No. 001-41783)

10.32
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

10.33
Sale and Contribution Agreement, dated as of August 2, 2024, by and among Vestis Services, LLC, as servicer and originator, certain other Originators, and VS Financing, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2024; File No. 001-41783)

10.34+*	2025 Form of Performance Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
19.1*	Vestis Corporation Securities Trading Policy
21.1*	List of subsidiaries of Vestis Corporation
23.1*	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP
31.1*	Certification of Kim Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Rick Dillon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Kim Scott, Chief Executive Officer, and Rick Dillon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Vestis' Annual Report on Form 10-K for the period ended September 27, 2024 formatted in inline XBRL: (i) Consolidated and Combined Balance Sheets as of September 27, 2024 and September 29, 2023; (ii) Consolidated and Combined Statements of Income for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022; (iii) Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022; (iv) Consolidated and Combined Statements of Cash Flows for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022; (v) Consolidated and Combined Statements of Changes in Equity for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022; and (vi) Notes to consolidated and combined financial statements

104	Inline XBRL for the cover page of this Annual Report on Form 10-K; included in Exhibit 101 Inline XBRL document set
______________________
† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
+ Represents a management contract or compensatory arrangement.
* Filed herewith.
Item 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2024.

Vestis Corporation

By:	/s/ RICK DILLON
Name:	Rick Dillon
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2024.

Name	Capacity
/s/ KIM SCOTT	Chief Executive Officer and Director
Kim Scott	(Principal Executive Officer)
/s/ RICK DILLON	Executive Vice President and Chief Financial Officer
Rick Dillon	(Principal Financial Officer)
/s/ BRYAN JOHNSON	Chief Accounting Officer
Bryan Johnson	(Principal Accounting Officer)
/s/ PHILLIP HOLLOMAN	Director, Chairman
Phillip Holloman
/s/ DOUG PERTZ	Director, Vice Chairman
Doug Pertz
/s/ RICHARD BURKE	Director
Richard Burke
/s/ WILLIAM W. GOETZ	Director
William W. Goetz
/s/ TRACY JOKINEN	Director
Tracy Jokinen
/s/ LYNN B. MCKEE	Director
Lynn B. McKee
/s/ KEITH MEISTER	Director
Keith Meister
/s/ MARY ANNE WHITNEY	Director
Mary Anne Whitney
/s/ ENA WILLIAMS	Director
Ena Williams