Form 10-Q
period 2024-12-27
Vestis Corp
filed 2025-02-05
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-41783
Vestis Corporation
(Exact name of registrant as specified in its charter)

Delaware	92-2573927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1035 Alpharetta Street, Suite 2100, Roswell, Georgia	30076
(Address of Principal Executive Offices)	(Zip Code)
`(470) 226-3655
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VSTS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2025, the registrant had 131,745,115 shares of common stock outstanding.

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
• increases in labor costs or inability to hire and retain key or sufficient qualified personnel;
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
• risks related to recent U.S. tariff announcements;
• any failure by Aramark to perform its obligations under the various separation agreements entered into in connection with the Separation;
• a determination by the IRS that the Separation or certain related transactions are taxable.

The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2024 and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
VESTIS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	December 27, 2024	September 27, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$18,564	$31,010
Receivables (net of allowances: $19,888 and $19,804)	187,242	177,271
Inventories, net	170,028	164,913
Rental merchandise in service, net	395,200	396,094
Other current assets	38,555	18,101
Total current assets	809,589	787,389
Property and Equipment, at cost:
Land, buildings and improvements	580,173	590,972
Equipment	1,151,814	1,168,142
	1,731,987	1,759,114
Less - Accumulated depreciation	(1,073,922)	(1,088,256)
Total property and equipment, net	658,064	670,858
Goodwill	959,620	963,844
Other Intangible Assets, net	208,690	212,773
Operating Lease Right-of-use Assets	71,078	73,530
Other Assets	190,112	223,993
Total Assets	$2,897,153	$2,932,387
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$—
Current maturities of financing lease obligations	32,383	31,347
Current operating lease liabilities	19,535	19,886
Accounts payable	164,924	163,054
Accrued payroll and related expenses	86,636	96,768
Accrued expenses and other current liabilities	145,218	145,047
Total current liabilities	448,696	456,102
Long-Term Borrowings	1,128,444	1,147,733
Noncurrent Financing Lease Obligations	117,827	115,325
Noncurrent Operating Lease Liabilities	63,770	66,111
Deferred Income Taxes	186,689	191,465
Other Noncurrent Liabilities	52,137	52,600
Total Liabilities	1,997,563	2,029,336
Commitments and Contingencies (see Note 9)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 131,700,887 and 131,481,967 issued and outstanding as of December 27, 2024 and September 27, 2024,respectively	1,317	1,315
Additional paid-in capital	931,554	928,082
(Accumulated deficit) retained earnings	(1,213)	2,565
Accumulated other comprehensive loss	(32,068)	(28,911)
Total Equity	899,590	903,051
Total Liabilities and Equity	$2,897,153	$2,932,387
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	December 27, 2024	December 29, 2023
Revenue	$683,780	$717,923
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	495,260	502,381
Depreciation and amortization	36,936	35,362
Selling, general and administrative expenses	121,185	132,582
Total Operating Expenses	653,381	670,325
Operating Income	30,399	47,598
Interest Expense, net	23,097	31,531
Other Expense (Income), net	5,762	(756)
Income Before Income Taxes	1,540	16,823
Provision for Income Taxes	708	4,557
Net Income	$832	$12,266

Earnings per share:
Basic	$0.01	$0.09
Diluted	$0.01	$0.09
Weighted Average Shares Outstanding:
Basic	131,590	131,390
Diluted	132,115	131,735
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	December 27, 2024	December 29, 2023
Net Income	$832	$12,266
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(3,157)	6,640
Other Comprehensive (Loss) Income, net of tax	(3,157)	6,640
Comprehensive (Loss) Income	$(2,325)	$18,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	December 27, 2024	December 29, 2023
Cash flows from operating activities:
Net Income	$832	$12,266
Adjustments to reconcile Net Income to Net cash provided by operating activities:
Depreciation and amortization	36,936	35,362
Deferred income taxes	(3,279)	(2,576)
Share-based compensation expense	5,180	4,716
Loss on sale of equity investment, net	2,150	—
Amortization of debt issuance costs	846	995
Changes in operating assets and liabilities:
Receivables, net	(12,321)	(9,462)
Inventories, net	(4,992)	25,054
Rental merchandise in service, net	(1,321)	(118)
Other current assets	(17,190)	(8,170)
Accounts payable	2,773	(4,758)
Accrued expenses	2,531	9,503
Changes in other liabilities	(6,708)	(7,350)
Changes in other assets	(482)	(3,920)
Other operating activities	(1,175)	(37)
Net cash provided by operating activities	3,780	51,505
Cash flows from investing activities:
Purchases of property and equipment and other	(14,732)	(16,949)
Proceeds from disposals of property and equipment	344	—
Proceeds from sale of equity investment	36,792	—
Other investing activities	(4,550)	—
Net cash provided by (used in) investing activities	17,854	(16,949)
Cash flows from financing activities:
Payments of long-term borrowings	(20,000)	(8,750)
Payments of financing lease obligations	(8,303)	(7,612)
Net cash distributions to Parent	—	(3,573)
Dividend payments	(4,601)	—
Other financing activities	(1,706)	(1,710)
Net cash used in financing activities	(34,610)	(21,645)
Effect of foreign exchange rates on cash and cash equivalents	530	(105)
(Decrease) increase in cash and cash equivalents	(12,446)	12,806
Cash and cash equivalents, beginning of period	31,010	36,051
Cash and cash equivalents, end of period	$18,564	$48,857
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 27, 2024	131,482	$1,315	$928,082	$2,565	$—	$(28,911)	$903,051
Net Income	—	—	—	832	—	—	832
Dividends Declared ($0.035 per common share)	—	—	—	(4,610)	—	—	(4,610)
Other Comprehensive Loss (1)	—	—	—	—	—	(3,157)	(3,157)
Share-based compensation expense	—	—	5,180	—	—	—	5,180
Issuance of common stock upon exercise of stock options or awards of restricted stock units	219	2	—	—	—	—	2
Tax payments related to shares withheld for share based compensation plans	—	—	(1,708)	—	—	—	(1,708)
Balance, December 27, 2024	131,701	$1,317	$931,554	$(1,213)	$—	$(32,068)	$899,590
__________________
(1) Includes $9.5 million of cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the three months ended December 27, 2024.

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 29, 2023	—	$—	$—	$—	$908,533	$(31,173)	$877,360
Separation-related adjustments	—	—	—	—	9,485	—	9,485
Issuance of common stock in connection with the Separation and reclassification of net parent investment(2)	131,225	1,312	916,706	—	(918,018)	—	—
Net Income	—	—	—	12,266	—	—	12,266
Dividends Declared ($0.035 per common share)	—	—	—	(4,599)	—	—	(4,599)
Other Comprehensive Income	—	—	—	—	—	6,640	6,640
Share-based compensation expense	—	—	4,716	—	—	—	4,716
Issuance of common stock upon exercise of stock options or awards of restricted stock units	212	2	71	—	—	—	73
Tax payments related to shares withheld for share based compensation plans	—	—	(1,783)	—	—	—	(1,783)
Balance, December 29, 2023	131,437	$1,314	$919,710	$7,667	$—	$(24,533)	$904,158
__________________
(2) The issuance of common stock in connection with the Separation consists of 130.7 million shares of common stock distributed and 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions.

The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
During the three months ended December 29, 2023, certain Separation-related adjustments were recorded which included a net increase in total equity of $9.5 million. These adjustments primarily consisted of: (a) net cash transfers paid to Aramark of $3.6 million to settle transactions related to the Separation, and (b) adjustments to the Company's deferred income tax liabilities totaling a $13.3 million net increase in equity. No Separation-related adjustments were recorded that impacted equity for the three months ended December 27, 2024.
Basis of Presentation
The Consolidated Financial Statements (the "Financial Statements") were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. The Financial Statements reflect the historical results of operations and comprehensive income for the three months ended December 27, 2024 and December 29, 2023, the cash flows for the three months ended December 27, 2024 and December 29, 2023, and the financial position as of December 27, 2024 and September 27, 2024 for the Company

and are denominated in United States (“U.S.”) dollars. Certain prior period amounts have been reclassified to conform to the current period presentation.
Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances within the Company have been eliminated.
It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated and Combined Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2024. There have been no material changes in the accounting policies followed by the Company during the current fiscal year.
New Accounting Standards Updates
Standards Not Yet Adopted (from most to least recent date of issuance)
In November 2024, the FASB issued ASU 2024-03, which requires additional disclosure about certain income statement expenses in the notes to financial statements for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments are effective for the Company's annual periods beginning October 2, 2027, and interim periods beginning December 29, 2028, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine it's impact on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning October 4, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
In November 2023, the FASB issued an ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company's annual periods beginning September 28, 2024, and interim periods beginning October 4, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the Consolidated Financial Statements or are not expected to have a material impact on the Consolidated Financial Statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. The Company utilizes key estimates in preparing the financial statements including environmental estimates, goodwill, intangibles, insurance reserves, income taxes and long-lived assets. These estimates are based on historical information, current trends and information available from other sources. Actual results could materially differ from those estimates.

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
Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of December 27, 2024 and September 27, 2024, the Company’s reserve for inventory was approximately $15.9 million and $15.7 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification.
The components of inventories are as follows (in thousands):

	December 27, 2024	September 27, 2024
Raw Materials	$36,099	$35,210
Work in Process	2,192	959
Finished Goods	131,737	128,744
Inventories, net	$170,028	$164,913

Rental Merchandise in Service
Rental merchandise in service represents personalized work apparel, linens and other rental items in service. Rental merchandise in service is valued at cost less amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which primarily range from one to four years. The amortization rates are based on the Company’s specific experience and wear tests performed by the Company. These factors are critical to determining the amount of rental merchandise in service and related "Cost of services provided (exclusive of depreciation and amortization)" that are presented in the Consolidated Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.
During the three months ended December 27, 2024 and December 29, 2023, the Company recorded $86.9 million and $86.7 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income.
Equity Method Investment
During the three months ended December 27, 2024, the Company sold its equity stake in Aramark Uniform Services Japan Corporation for $36.8 million and recognized a loss of $2.2 million. The loss on the sale is recorded within "Other Expense (Income), net".
Supplemental Cash Flow Information
During the three months ended December 27, 2024 and December 29, 2023, the Company paid interest related to principal debt of $23.2 million and $29.4 million, respectively.
During the three months ended December 27, 2024 and December 29, 2023, the Company paid cash for income taxes of $5.6 million and $0.5 million, respectively.
NOTE 2.    SEVERANCE:
During the three months ended December 27, 2024, and December 29, 2023 the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $4.3 million and $0.4 million were recorded within "Selling, general and administrative expenses" for the three months ended December 27, 2024 and December 29, 2023, respectively. As of December 27, 2024 and September 27, 2024, the Company had an accrual of approximately $3.3 million and $2.7 million, respectively, related to unpaid severance obligations.
NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that is conducted annually, during the fourth fiscal quarter, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. There have been no changes to the Company's impairment assessment since its fiscal year ended September 27, 2024.

Changes in total goodwill for our reporting units during the three months ended December 27, 2024 are as follows (in thousands):

	September 27, 2024	Translation	December 27, 2024
United States	$896,237	$—	$896,237
Canada	67,607	(4,224)	63,383
Total	$963,844	$(4,224)	$959,620
Other intangible assets consist of (in thousands):

	December 27, 2024			September 27, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$387,351	$(194,215)	$193,136	$383,887	$(187,699)	$196,188
Trade names	15,554	—	15,554	16,585	—	16,585
	$402,905	$(194,215)	$208,690	$400,472	$(187,699)	$212,773
Customer relationship assets as of December 27, 2024 include additions of $3.7 million related to an asset acquisition that closed during the three months ended December 27, 2024. Amortization of intangible assets for the three months ended December 27, 2024 and December 29, 2023 was approximately $6.6 million and $6.5 million, respectively.
NOTE 4.    BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	December 27, 2024	September 27, 2024
Senior secured term loan facility, due September 2028	$477,500	$497,500
Senior secured term loan facility, due February 2031	665,000	665,000
Total principal debt issued	1,142,500	1,162,500
Unamortized debt issuance costs	(12,502)	(13,164)
Unamortized discounts	(1,554)	(1,603)
Less - current portion	—	—
Long-term borrowings, net of current portion	$1,128,444	$1,147,733

On February 22, 2024 the Company entered into Amendment No. 1 to its Credit Agreement dated September 29, 2023 (the "Credit Agreement") and refinanced its $800 million Term Loan A-1 due September 2025 ("Term Loan A-1") with an $800 million Term Loan B-1 due February 2031 ("Term Loan B-1"). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which the remaining unpaid principal amount is due. The Term Loan B-1 interest rate for fiscal 2024 is at the Secured Overnight Financing Rate ("SOFR") plus 225 basis points and will adjust to SOFR plus 200 basis points once the Company reaches 3.30x Net Leverage as defined in the Credit Agreement. The Company recorded approximately $11.1 million of debt issuance costs related to Term Loan B-1 during fiscal 2024, which are presented as a reduction of debt in the Consolidated Balance Sheet and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Company also incurred an original issue discount of $2.0 million upon the issuance of the Term Loan B-1 which is presented as a reduction of debt in the Consolidated Balance Sheet and is amortized as a component of interest expense over the term of the related debt using the effective interest method.

In conjunction with Amendment No. 1 to the Credit Agreement and the repayment for Term Loan A-1, the Company recorded a $3.9 million non-cash loss during the second quarter of fiscal 2024 for the write-off of unamortized debt issuance costs to "Interest Expense and Other, net" on the Consolidated Statements of Income.

During the three months ended December 27, 2024, the Company prepaid a principal amount of $20.0 million, of its $700 million Term Loan A-2 due September 2028.
The weighted-average interest rate for our senior secured term loan facilities was 7.08% for the three months ended December 27, 2024. The carrying amounts of the Company’s senior secured term loan facilities approximate their fair value as the interest rates are variable and reflective of market rates.

As of December 27, 2024, there was $5.3 million of letters of credit outstanding leaving $294.7 million available for borrowing under the Company's revolving credit facility. At December 27, 2024, the Company was in compliance with all covenants under its credit facilities.
NOTE 5.    DERIVATIVE INSTRUMENTS:
Prior to the Separation, Aramark entered into contractual derivative arrangements to manage changes in market conditions related to exposure to fluctuating gasoline, diesel and natural gas fuel prices at the Company. These derivative arrangements transferred in-kind to the Company upon the execution of the Separation and Distribution Agreement between the Company and Aramark, which was effective upon the Separation on September 30, 2023. Derivative instruments utilized during the period included pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index, and pay fixed/receive floating natural gas fuel agreements based on the Henry Hub New York Mercantile Exchange index in order to limit the Company's exposure to price fluctuations for gasoline, diesel, and natural gas fuel mainly for the Company’s operations. The Company did not enter into any new derivative arrangements for the three months ended December 27, 2024 or the fiscal year ended September 27, 2024. As of September 27, 2024, all derivative instruments had reached maturity and thus, no derivative instruments were recognized as either assets or liabilities on the Consolidated Balance Sheet.
The corresponding impact on earnings related to the contractual derivative arrangements have been recorded within the Consolidated Statement of Income for the three months ended December 29, 2023.
Derivatives not Designated in Hedging Relationships
The Company does not record its gasoline, diesel and natural gas fuel agreements as hedges for accounting purposes. As of December 27, 2024, the Company did not have fuel contracts outstanding. As of December 29, 2023, the Company had gasoline contracts for approximately 2.9 million gallons and natural gas contracts for approximately 0.5 Metric Million British Thermal Units outstanding through June of fiscal 2024. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of $0.9 million for the three months ended December 29, 2023.
The following table summarizes the location of realized and unrealized loss (gain) for the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands):

		Three months ended
	Income Statement Location	December 27, 2024	December 29, 2023
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$—	$2,120

NOTE 6.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Three months ended
	December 27, 2024	December 29, 2023
United States:
Uniforms	$245,778	$273,669
Workplace Supplies	375,938	379,572
Total United States	621,716	653,241

Canada:
Uniforms	$23,197	$26,031
Workplace Supplies	38,867	38,651
Total Canada	62,064	64,682

Total Revenue	$683,780	$717,923
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

Certain customer route servicing contracts include terms and conditions that include components of variable consideration, which are typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Some contracts provide for customer discounts or rebates that can be earned through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When assessing if variable consideration should be limited, the Company evaluates the likelihood of whether uncontrollable circumstances could result in a significant reversal of revenue. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the three months ended December 27, 2024 or three months ended December 29, 2023. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in “Other Assets” on the Consolidated Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. The Company expenses sales commissions as incurred if the amortization period is one year or less. As of December 27, 2024 and September 27, 2024, the Company has $105.0 million and $105.8 million, respectively, of employee sales commissions recorded as assets within “Other Assets” on the Company’s Consolidated Balance Sheets. During the three months ended December 27, 2024 and December 29, 2023, the Company recorded $5.4 million and $5.2 million, respectively, of expense related to employee sales commissions within “Selling, general and administrative expenses” on the Consolidated Statements of Income.
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
The following table summarizes operating lease costs, consisting of fixed lease costs, variable lease costs and short-term lease costs. Additionally, the table summarizes finance lease costs, consisting of amortization of right-of-use asset and interest on lease liabilities (in thousands):

	Three months ended
	December 27, 2024	December 29, 2023
Lease costs:
Operating lease costs	$10,989	$10,371
Finance lease costs	$10,225	$8,829

Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

	Three months ended
	December 27, 2024	December 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,167	$5,984
Operating cash flows from finance leases	1,851	1,358
Financing cash flows from finance leases	8,303	7,612
Lease assets obtained in exchange for lease obligations:
Operating leases	$2,394	$4,596
Finance leases	12,932	10,275
Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows (in thousands):

	December 27, 2024	September 27, 2024
Weighted average remaining lease term (in years)
Operating leases	6.0	6.1
Finance leases	5.7	5.7
Weighted average discount rate
Operating leases	6.3%	6.1%
Finance leases	4.6%	4.6%
Future minimum lease payments under non-cancelable leases as of December 27, 2024 are as follows (in thousands):

	Operating leases	Finance leases	Total
2025 (remaining nine months)	$17,503	$28,902	$46,405
2026	20,122	34,827	54,949
2027	16,622	30,180	46,802
2028	12,892	25,829	38,721
2029	8,471	21,048	29,519
Thereafter	27,851	31,014	58,865
Total future minimum lease payments	$103,461	$171,800	$275,261
Less: Interest	(20,156)	(21,590)	(41,746)
Present value of lease liabilities	$83,305	$150,210	$233,515
NOTE 8.    SHARE-BASED COMPENSATION:
During the three months ended December 27, 2024, the Company granted equity awards to the Company's executives and employees on November 29, 2024 and December 1, 2024. The following table summarizes the share-based compensation expense and related information for Time-Based Options (“TBOs”), Time-Based Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”), and Deferred Stock Units ("DSUs") classified as “Selling, general and administrative expenses” on the Consolidated Statements of Income (in thousands).

	Three months ended
	December 27, 2024	December 29, 2023
TBOs	$1,720	$787
RSUs	2,304	1,620
PSUs	1,156	952
DSUs	—	1,357
	$5,180	$4,716
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended December 27, 2024:

	Shares Granted (in thousands)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1,012	$5.61
RSUs	415	$16.08
PSUs	301	$17.58
Total	1,728
Time-Based Options
The TBOs granted during the three months ended December 27, 2024, vest solely based upon continued employment over a three-year time period. All TBOs remain exercisable for ten years from the date of grant. The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility was derived from a peer group’s historical volatility as Vestis does not have sufficient historical volatility based on the expected term of the underlying options. The dividend yield was 0.87% for the November 29, 2024 grants based on the annualized value of the quarterly dividend announced by the Company on November 22, 2024. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

The below table summarizes the TBOs valuation assumptions used in the Black-Scholes model during the three months ended December 27, 2024:

Expected volatility	31.25%
Expected dividend yield	0.87%
Expected life (in years)	6.0
Risk-free interest rate	4.08%

Time-Based Restricted Stock Units
For RSU grants awarded during the three months ended December 27, 2024, the RSU agreement provides that 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the grant date, subject to the participant's continued employment with Vestis through each such anniversary. The grant-date fair value of RSUs is based on the fair value of Vestis' common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Performance Stock Units
Under the Vestis Corporation 2023 Long-Term Incentive Plan, Vestis is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Vestis’ achievement of the performance condition. During the three months ended December 27, 2024, Vestis granted PSUs subject to the level of achievement of cumulative adjusted EBITDA results, cumulative adjusted free cash flow results and a total shareholder return modifier for the cumulative performance period of three years and the participant’s continued employment with Vestis. Vestis is accounting for these grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
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
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of December 27, 2024 and September 27, 2024, the Company has $6.4 million and $6.6 million, respectively, recorded as liabilities within “Accrued expenses and other current liabilities” and $18.9 million and $19.0 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of

December 27, 2024 and September 27, 2024, the Company has $11.8 million and $11.8 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated Balance Sheets.

On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs alleged that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs sought damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. During fiscal 2024, the parties reached a settlement in principle, subject to court approval. The settlement included, among other terms, a monetary component of $3.1 million. The full amount of the proposed settlement was provided for within "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of December 27, 2024 and September 27, 2024.

With respect to the below matters, the Company cannot predict the outcome of these legal matters, nor can it predict whether any outcome may be materially adverse to its business, financial condition, results of operations or cash flows. The Company intends to vigorously defend these matters.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to the Company’s business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs and on November 22, 2024, plaintiffs filed an amended complaint. Defendants expect to file a motion to dismiss the amended complaint by February 25, 2025.
On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023. On October 7, 2024, the Court granted a stipulation to consolidate multiple related actions involving similar company defendants, including the Vestis action, solely for purposes of adjudicating an omnibus motion to dismiss the complaints in each of those actions. On October 11, 2024, Vestis and the other consolidated defendants filed an omnibus motion to dismiss. The Court has scheduled a hearing on the omnibus motion to dismiss for May 8, 2025.
On July 10, 2024, a purported Vestis shareholder commenced a derivative action against Vestis’ directors and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Hollin v. Scott, et al., Case No. 1:24-cv-03059-SDG. The complaint sought unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaint (in which Vestis is named as a nominal defendant) generally alleged, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaint also alleged, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On December 31, 2024, the Court entered an order dismissing the action without prejudice.
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
Financial information by segment is as follows (in thousands):

	Three months ended
Revenue	December 27, 2024	December 29, 2023
United States	$621,716	$653,241
Canada	62,064	64,682
Total Revenue	$683,780	$717,923

	Three months ended
Operating Income	December 27, 2024	December 29, 2023
United States	$58,033	$74,076
Canada	1,912	4,556
Total Segment Operating Income	59,945	78,632
Corporate	(29,546)	(31,034)
Total Operating Income	$30,399	$47,598

	Three months ended
Reconciliation to Income Before Income Taxes	December 27, 2024	December 29, 2023
Total Operating Income	$30,399	$47,598
Interest Expense, Net	(23,097)	(31,531)
Other (Expense) Income, net	(5,762)	756
Income Before Income Taxes	$1,540	$16,823
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

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three months ended
	December 27, 2024	December 29, 2023
Earnings:
Net Income	$832	$12,266
Shares:
Basic weighted-average shares outstanding	131,590	131,390
Effect of dilutive securities	525	345
Diluted weighted-average shares outstanding	132,115	131,735

Basic Earnings Per Share	$0.01	$0.09
Diluted Earnings Per Share	$0.01	$0.09

Antidilutive securities(1)	2,683	2,027
__________________
(1)Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
NOTE 12.    INCOME TAXES:

The Company's effective tax rate was 45.9% and 27.1% for the three months ended December 27, 2024 and December 29, 2023, respectively. The Company’s effective tax rate for the three months ended December 27, 2024 was higher than the U.S. statutory rate primarily due to state taxes, permanent book/tax differences, and international operations in jurisdictions with higher income tax rates. For the three months ended December 29, 2023, the Company’s effective tax rate was higher than the U.S. statutory rate primarily due to state taxes and permanent book/tax differences, and international operations in jurisdictions with higher income tax rates.

NOTE 13.    RELATED PARTIES:

As discussed in Note 1, the Company became an independent public company on September 30, 2023. In connection with the Separation, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and Aramark, including, but not limited to the following:

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

Transition Services Agreement - governs services between the Company and Aramark and their respective affiliates to provide each other on an interim, transitional basis, various services, including, but not limited to, administrative, information technology and cybersecurity support services and certain finance, treasury, tax and governmental function services. The services commenced on the distribution date and terminate no later than 24 months following the distribution date. As of September 27, 2024, the services under the Transition Services Agreement were completed and no services were rendered during the three months ended December 27, 2024.

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

During the three months ended December 29, 2023, the Company paid $4.6 million to Aramark under the various agreements described above. No amounts were paid during the three months ended December 27, 2024. There are no amounts due from and to Aramark, associated with the above agreements, as of December 27, 2024.
NOTE 14.    ACCOUNTS RECEIVABLE SECURITIZATION FACILITY:
On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries (together with Vestis Services, the “Originators”) entered into a three-year $250 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services (the "SPE"), who in turn, may sell the receivables to one or more financial institutions (the "Purchasers"). The net proceeds of the A/R Facility were used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. The Company incurred approximately $1.4 million of costs in connection with entering the A/R Facility which are recorded within “Other Assets” in the Consolidated Balance Sheet and are amortized straight-line to “Other Expense (Income), net” over the term of the related A/R Facility.
As of December 27, 2024 and September 27, 2024, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $227.0 million and $229.0 million, respectively. Additionally, during the quarter ended December 27, 2024, the Company transferred accounts receivable of $649.5 million to the SPE, and the Company collected $647.1 million of accounts receivable transferred to the SPE under the A/R Facility. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions which are sold to the Purchasers in exchange for cash. Unsold accounts receivable of $162.2 million and $157.8 million were pledged by the SPE as collateral to the Purchasers as of December 27, 2024 and September 27, 2024, respectively.
The Company incurred fees for the A/R Facility of $3.4 million for the quarter ended December 27, 2024, which were reflected within “Other Expense (Income), net” in the Consolidated Statement of Income. The fees due to the Purchaser are considered to be a loss on the sale of accounts receivable.
Cash activity related to the facility is reflected in “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.
NOTE 15.    EQUITY:
Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended December 27, 2024 and December 29, 2023 were as follows (in thousands):

	Three Months Ended December 27, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 27, 2024	$(23,812)	$(5,099)	$(28,911)
Other comprehensive loss	(12,607)	—	(12,607)
Amounts reclassified from accumulated other comprehensive loss(1)	9,450	—	9,450
Net current period other comprehensive loss	(3,157)	—	(3,157)
Balance as of December 27, 2024	$(26,969)	$(5,099)	$(32,068)
__________________
(1) Represents cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the three months ended December 27, 2024.

	Three Months Ended December 29, 2023
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 29, 2023	$(26,103)	$(5,070)	$(31,173)
Other comprehensive income	6,640	—	6,640
Balance as of December 29, 2023	$(19,463)	$(5,070)	$(24,533)
Dividends
During the three months ended December 27, 2024, the Company declared a $4.6 million quarterly cash dividend of $0.035 per common share payable on January 6, 2025 to its shareholders of record at the close of business on December 13, 2024. The dividend payable of $4.6 million was recorded within "Accrued expenses and other current liabilities" on the Consolidated Balance Sheet as of December 27, 2024.
On January 31, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on March 18, 2025 to shareholders of record at the close of business on February 21, 2025. The amount and timing of any future dividend payment is subject to the approval of the Company's Board of Directors.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the three months ended December 27, 2024 and December 29, 2023 should be read in conjunction with our audited Consolidated and Combined Financial Statements and the notes to those statements for the fiscal year ended September 27, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2024.
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
Fiscal Year
Our fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal year ended September 27, 2024 is 52-week period and the fiscal year ended October 3, 2025 is 53-week period.
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
Global events, including ongoing geopolitical events, have adversely affected global economies, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. While we do not have direct operations in Russia and Ukraine or in Israel, conflicts in those regions further disrupted global supply chains and heightened volatility and disruption of global financial markets. The ongoing volatility and disruption of financial markets caused by these global events, as well as other current global economic factors, triggered inflation in labor and energy costs and has driven significant changes in foreign currencies. We are also evaluating the potential effects that current trade discussions between the US, Canada, and Mexico may have on the results of our operations. The impact on our longer-term operational and financial performance will depend on future developments, including our response and governmental response to inflation, tariffs, the duration and severity of the ongoing volatility and disruption of global financial markets and our ability to effectively hire and retain personnel. Some of these future developments are outside of our control and are highly uncertain.
Results of Operations Three Months Ended December 27, 2024 compared with December 29, 2023
The following table presents an overview of our results with the amount of and percentage change between periods for the three months ended December 27, 2024 and December 29, 2023 (dollars in thousands).

	Three Months Ended		Change	Change
	December 27, 2024	December 29, 2023	$	%
Revenue	$683,780	$717,923	$(34,143)	(4.8%)
Operating Expenses:
Cost of services provided(1)	495,260	502,381	(7,121)	(1.4%)
Depreciation and amortization	36,936	35,362	1,574	4.5%
Selling, general and administrative expenses	121,185	132,582	(11,397)	(8.6%)
Total Operating Expenses	653,381	670,325	(16,944)	(2.5%)
Operating Income	30,399	47,598	(17,199)	(36.1%)
Interest Expense, net	23,097	31,531	(8,434)	(26.7%)
Other Expense (Income), net	5,762	(756)	6,518	862.2%
Income Before Income Taxes	1,540	16,823	(15,283)	(90.8%)
Provision for Income Taxes	708	4,557	(3,849)	(84.5%)
Net Income	$832	$12,266	$(11,434)	(93.2%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $683.8 million decreased $34.1 million, or 4.8%, for the three months ended December 27, 2024 compared to the three months ended December 29, 2023. Revenue from new rental volume of approximately $52 million partially offset reductions in revenue due to lost business of $60 million, lower net pricing of $9 million from the erosion of prior year price increases that favorably impacted the first quarter of fiscal 2024, and approximately $16 million lower revenue from direct sales and one-time loss and ruin. Customer retention1 improved from 92.6% in first quarter 2024 to 92.9% in first quarter 2025.
Cost of services provided decreased $7.1 million, or 1.4%, for the three months ended December 27, 2024 compared to the three months ended December 29, 2023 primarily due to decreases in merchandise cost of $3.9 million, energy costs of $4.2 million, and wages and payroll of $2.4 million. These reductions were partially offset by an increase in vehicle expenses of $2.7 million.

Depreciation and amortization expense of $36.9 million for the three months ended December 27, 2024 increased $1.6 million, or 4.5%, compared to the three months ended December 29, 2023.
Selling, general and administrative expenses ("SG&A") decreased $11.4 million, or 8.6%, for the three months ended December 27, 2024 compared to the three months ended December 29, 2023. The decrease in SG&A was primarily due to reductions in wage and payroll costs of $7.8 million, travel and entertainment costs of $1.9 million, and equipment expense of $2.2 million. These decreases are primarily a result of the Company's optimization efforts executed during the last twelve months. These reductions were partially offset by an increase in marketing expense of $1.9 million tied to our rebranding efforts.
Operating income of $30.4 million decreased 36.1% for the three months ended December 27, 2024 compared to the three months ended December 29, 2023 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $8.4 million for the three months ended December 27, 2024 compared to the three months ended December 29, 2023 primarily due to lower average outstanding debt during the three months ended December 27, 2024 as compared to the three months ended December 29, 2023.
Other Expense (Income) increased $6.5 million for the three months ended December 27, 2024 compared to the three months ended December 29, 2023 primarily due to the loss on sale of accounts receivable for the A/R Facility of $3.4 million and the loss on sale of the equity method investment of $2.2 million. These costs were not incurred during the three months ended December 29, 2023.
The provision for income taxes for the three months ended December 27, 2024 was recorded at an effective rate of 45.9% compared to an effective rate of 27.1% for the three months ended December 29, 2023. The higher effective tax rate was primarily due to the impact of tax adjustments, largely share-based compensation, on the lower year-over-year earnings.
Net income of $0.8 million for the three months ended December 27, 2024 represented a decrease of $11.4 million or 93.2% compared to the three months ended December 29, 2023 from the impact of changes to revenue and expenses noted above.

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
Results of Operations—United States Results Three Months Ended December 27, 2024 compared with December 29, 2023
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the three months ended December 27, 2024 and December 29, 2023 (dollars in thousands).

	Three Months Ended		Change	Change
	December 27, 2024	December 29, 2023	$	%
Segment Revenue	$621,716	$653,241	$(31,525)	(4.8%)
Segment Operating Income	58,033	74,076	(16,043)	(21.7%)
Segment Operating Income %	9.3%	11.3%
United States revenue of $621.7 million decreased $31.5 million, or 4.8%, for the three months ended December 27, 2024 compared to the three months ended December 29, 2023. Revenue from new rental volume of approximately $47.4 million partially offset reductions in revenue due to lost business of $55.3 million, lower net pricing of $8.8 million from the erosion of prior year price increases that favorably impacted the first quarter of fiscal 2024, and $14.8 million lower revenue from direct sales and one-time loss and ruin.

Segment operating income of $58.0 million for the three months ended December 27, 2024 decreased $16.0 million, or 21.7%, compared to the three months ended December 29, 2023, primarily driven by:

•the decrease in revenue during the three months ended December 27, 2024, as described above;
•a decrease in wage and labor costs of approximately $11.1 million;
•lower merchandise costs of $2.8 million; and
•a decrease in energy costs of $4.1 million; partially offset by
•an increase in vehicle expenses of $3.0 million.
Segment operating income margin decreased approximately 200 basis points from 11.3% for the three months ended December 29, 2023 to approximately 9.3% for the three months ended December 27, 2024.

Results of Operations—Canada Results Three Months Ended December 27, 2024 compared with December 29, 2023
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the three months ended December 27, 2024 and December 29, 2023 (dollars in thousands).

	Three Months Ended		Change	Change
	December 27, 2024	December 29, 2023	$	%
Segment Revenue	$62,064	$64,682	$(2,618)	(4.0%)
Segment Operating Income	1,912	4,556	(2,644)	(58.0)%
Segment Operating Income %	3.1%	7.0%
Canada revenue of $62.1 million decreased $2.6 million, or 4.0%, for the three months ended December 27, 2024 compared to the three months ended December 29, 2023. The year-over-year change in foreign currency rates resulted in a $1.6 million unfavorable impact on revenue.
Segment operating income of $1.9 million for the three months ended December 27, 2024 decreased $2.6 million, or 58.0%, compared to the three months ended December 29, 2023, primarily driven by the decrease in revenue during the three months ended December 27, 2024, as described above.
Segment operating income margin decreased approximately 400 basis points from 7.0% for the three months ended December 29, 2023, to approximately 3.1% for the three months ended December 27, 2024.

Liquidity and Capital Resources
Overview
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
On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries of the Company entered into a three-year $250.0 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services ("SPE"), who in turn, may sell the receivables to one or more financial institutions ("Purchasers"). The net proceeds of the A/R Facility were used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. As of December 27, 2024 and September 27, 2024, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $227.0 million and $229.0 million, respectively.
As of December 27, 2024, we had approximately $18.6 million of cash and cash equivalents and $294.7 million of availability for borrowing under our Revolving Credit Facility. As of December 27, 2024, we had $1,142.5 million of total principal debt compared to $1,162.5 million as of September 27, 2024. The servicing of this debt will be supported by cash flows from our operations.
On January 31, 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.035 per common share payable on March 18, 2025 to shareholders of record at the close of business on February 21, 2025. The amount and timing of any future dividend payment is subject to the approval of our Board of Directors.
The table below summarizes our cash activity (in thousands):

	Three months ended
	December 27, 2024	December 29, 2023
Net cash provided by operating activities	$3,780	$51,505
Net cash provided by (used in) investing activities	17,854	(16,949)
Net cash used in financing activities	(34,610)	(21,645)
Reference to the Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $3.8 million for the three months ended December 27, 2024 and $51.5 million for the three months ended December 29, 2023, respectively. The decrease in net cash provided by operating activities of $47.7 million was driven by cash outflows from operating assets and liabilities of $38.9 million for the three months ended December 27, 2024 compared to cash inflows of $0.7 million for the three months ended December 29, 2023. Additionally, net income for the three months ended December 27, 2024 was $0.8 million compared to net income for the three months ended December 29, 2023 of $12.3 million, as discussed in "Results of Operations" above. The year-over-year change in cash used in operating assets and liabilities of $39.6 million, was primarily due to:

•a greater use of cash for inventory from investments to support new business wins during the three months ended December 27, 2024, and beyond, as compared to a concerted effort to reduce inventory in the prior year comparable period, resulting in an approximate $30.0 million unfavorable change to operating cash flows; and
•a $7.0 million greater use of cash for payment of accrued expenses.

Cash Flows Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities of $17.9 million for the three months ended December 27, 2024 was $34.8 million higher relative to the three months ended December 29, 2023 primarily due to $36.8 million of net proceeds from the sale of our equity investment and $2.2 million lower year-over-year purchases of property and equipment. This activity was partially offset by cash outflow of $4.6 million associated with a tuck-in acquisition completed during the three months ended December 27, 2024.
Cash Flows Used in Financing Activities
During the three months ended December 27, 2024, cash used in financing activities was impacted by the following:
•payments of long-term borrowings ($20.0 million);
•payments related to finance leases ($8.3 million); and
•dividend payments ($4.6 million);
During the three months ended December 29, 2023, cash used in financing activities was impacted by the following:
•payments of long-term borrowings ($8.8 million);
•payments related to finance leases ($7.6 million); and
•cash transferred to Aramark ($3.6 million).
Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. There have not been material changes to our cash requirements from our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 22, 2024. Additional information regarding our obligations under debt and lease arrangements are provided in Note 4. "Borrowings" and Note 7. "Leases" to the Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
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
At December 27, 2024, we were in compliance with all covenants under the Credit Agreement.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Consolidated and Combined Financial Statements included in our Annual Report on form 10-K, filed with the SEC on November 22, 2024. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our Consolidated Financial Statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on November 22, 2024. Management believes that there have been no significant changes during the three months ended December 27, 2024 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024.
In preparing our Consolidated Financial Statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. If actual results were to differ materially from the estimates made, the reported results could be materially affected.
Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.
New Accounting Standards Updates
See Note 1. "Nature of Business and Basis of Presentation" to the Consolidated Financial Statements for a full description of recent accounting standards updates, including the expected dates of adoption.
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

Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our outstanding Term Loan Facilities bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed in Part II, Item 7A,

Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 27, 2024.
Commodity Price Risk
We are exposed to changes in prices of commodities used in our operations, primarily associated with gasoline, diesel and natural gas fuel. We seek to manage exposure to adverse commodity price changes through our normal operations as well as through entering into commodity derivative agreements.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2024 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of December 27, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.
On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs alleged that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs sought damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. During fiscal 2024, the parties reached a settlement in principle, subject to court approval. The settlement includes, among other terms, a monetary component of $3.1 million. The full amount of the proposed settlement was provided for in the Consolidated and Combined Financial Statements in fiscal 2024 and is outstanding as of December 27, 2024
From time to time, Vestis and its subsidiaries are a party to various other legal actions, proceedings and investigations involving claims incidental to the conduct of their business or otherwise related to us, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to our business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs and on November 22, 2024, plaintiffs filed an amended complaint. Defendants expect to file a motion to dismiss the amended complaint by February 25, 2025.
On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023. On October 7, 2024, the Court granted a stipulation to consolidate multiple related actions involving similar company defendants, including the Vestis action, solely for purposes of adjudicating an omnibus motion to dismiss the complaints in each of those actions. On October 11, 2024, Vestis and the other consolidated defendants filed an omnibus motion to dismiss. The Court has scheduled a hearing on the omnibus motion to dismiss for May 8, 2025.
On July 10, 2024, a purported Vestis shareholder commenced a derivative action against Vestis’ directors and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Hollin v. Scott, et al., Case No. 1:24-cv-03059-SDG. The complaint sought unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaint (in which Vestis is named as a nominal defendant) generally alleged, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaint also alleged, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On December 31, 2024, the Court entered an order dismissing the action without prejudice.
We cannot predict the outcome of these legal matters, nor can we predict whether any outcome may be materially adverse to our business, financial condition, results of operations or cash flows. We intend to vigorously defend these matters.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 22, 2024, except as indicated below.

Risk Related to Recent U.S. Tariff Announcements
Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from countries where we or our suppliers operate could result in increased costs for raw materials, components, or finished goods. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact demand for our products in international markets. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended December 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101
The following financial information from Vestis' Quarterly Report on Form 10-Q for the period ended December 27, 2024 formatted in inline XBRL: (i) Consolidated Balance Sheets as of December 27, 2024 and September 27, 2024; (ii) Consolidated Statements of Income for the three months ended December 27, 2024 and December 29, 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended December 27, 2024 and December 29, 2023; (iv) Consolidated Statements of Cash Flows for the three months ended December 27, 2024 and December 29, 2023; (v) Consolidated and Combined Statements of Changes in Equity for the three months ended December 27, 2024 and December 29, 2023; and (vi) Notes to consolidated financial statements

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2025.

Vestis Corporation

By:	/s/ RICK DILLON
Name:	Rick Dillon
Title:	Executive Vice President and Chief Financial Officer (principal financial officer)