Form 10-Q
period 2025-03-28
Vestis Corp
filed 2025-05-07
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the registrant had 131,782,772 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the securities laws. All statements that reflect our expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements relating to future operations and financial performance (including volume growth, pricing, sales and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as “believe,” “aim,” “anticipate,” “estimate,” “expect,” “future,” “goal,” “have confidence,” “intend,” “likely,” “look to,” “may,” “potential,” “outlook,” “guidance,” “project,” “plan,” “seek,” “see,” “should,” “will,” “will be,” “will continue,” “will likely,” and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, and actual results or outcomes may differ materially from those that we expected. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions, we can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.
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

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenue	$665,249	$705,368	$1,349,029	$1,423,291
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	489,991	504,417	985,251	1,006,797
Depreciation and amortization	35,882	35,213	72,818	70,575
Selling, general and administrative expenses	147,946	122,684	269,131	255,264
Total Operating Expenses	673,819	662,314	1,327,200	1,332,636
Operating Income (Loss)	(8,570)	43,054	21,829	90,655
Interest Expense, net	22,329	35,326	45,426	66,857
Other Expense (Income), net	3,293	(613)	9,055	(1,369)
Income (Loss) Before Income Taxes	(34,192)	8,341	(32,652)	25,167
Provision (Benefit) for Income Taxes	(6,362)	2,376	(5,654)	6,934
Net Income (Loss)	$(27,830)	$5,965	$(26,998)	$18,233

Earnings (Loss) per share:
Basic	$(0.21)	$0.05	$(0.21)	$0.14
Diluted	$(0.21)	$0.05	$(0.21)	$0.14
Weighted Average Shares Outstanding:
Basic	131,751	131,524	131,672	131,457
Diluted	131,751	131,893	131,672	131,788
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended
	March 28, 2025	March 29, 2024
Net Income (Loss)	$(27,830)	$5,965
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	1,238	(6,449)
Other Comprehensive Income (Loss), net of tax	1,238	(6,449)
Comprehensive Income (Loss)	$(26,592)	$(484)

	Six months ended
	March 28, 2025	March 29, 2024
Net Income (Loss)	$(26,998)	$18,233
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(1,919)	191
Other Comprehensive Income (Loss), net of tax	(1,919)	191
Comprehensive Income (Loss)	$(28,917)	$18,424
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 28, 2025	September 27, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$28,806	$31,010
Receivables (net of allowances: $35,530 and $19,804, respectively)	162,359	177,271
Inventories, net	199,661	164,913
Rental merchandise in service, net	394,454	396,094
Other current assets	31,971	18,101
Total current assets	817,251	787,389
Property and Equipment, at cost:
Land, buildings and improvements	565,790	590,972
Equipment	1,160,055	1,168,142
	1,725,845	1,759,114
Less - Accumulated depreciation	(1,075,574)	(1,088,256)
Total property and equipment, net	650,271	670,858
Goodwill	960,033	963,844
Other Intangible Assets, net	202,203	212,773
Operating Lease Right-of-use Assets	80,774	73,530
Other Assets	188,475	223,993
Total Assets	$2,899,007	$2,932,387
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of financing lease obligations	$31,869	$31,347
Current operating lease liabilities	19,693	19,886
Accounts payable	150,752	163,054
Accrued payroll and related expenses	92,394	96,768
Accrued expenses and other current liabilities	142,448	145,047
Total current liabilities	437,156	456,102
Long-Term Borrowings	1,158,995	1,147,733
Noncurrent Financing Lease Obligations	119,387	115,325
Noncurrent Operating Lease Liabilities	73,122	66,111
Deferred Income Taxes	182,939	191,465
Other Noncurrent Liabilities	51,134	52,600
Total Liabilities	2,022,733	2,029,336
Commitments and Contingencies (see Note 9)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 131,780,869 and 131,481,967 issued and outstanding as of March 28, 2025 and September 27, 2024, respectively	1,318	1,315
Additional paid-in capital	939,440	928,082
(Accumulated deficit) retained earnings	(33,654)	2,565
Accumulated other comprehensive loss	(30,830)	(28,911)
Total Equity	876,274	903,051
Total Liabilities and Equity	$2,899,007	$2,932,387
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 27, 2024	131,482	$1,315	$928,082	$2,565	$—	$(28,911)	$903,051
Net Income	—	—	—	832	—	—	832
Dividends Declared ($0.035 per common share)	—	—	—	(4,610)	—	—	(4,610)
Other Comprehensive Loss (1)	—	—	—	—	—	(3,157)	(3,157)
Share-based compensation expense	—	—	5,180	—	—	—	5,180
Issuance of common stock upon exercise of stock options or awards of restricted stock units	219	2	—	—	—	—	2
Tax payments related to shares withheld for share based compensation plans	—	—	(1,708)	—	—	—	(1,708)
Balance, December 27, 2024	131,701	$1,317	$931,554	$(1,213)	$—	$(32,068)	$899,590
Separation-related adjustments	—	$—	$—	$—		$—	$—
Net Loss	—	—	—	(27,830)	—	—	(27,830)
Dividends Declared ($0.035 per common share)	—	—	—	(4,611)	—	—	(4,611)
Other Comprehensive Income	—	—	—	—	—	1,238	1,238
Share-based compensation expense	—	—	7,977	—	—	—	7,977
Issuance of common stock upon exercise of stock options or awards of restricted stock units	80	1	(1)	—	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(90)	—	—	—	(90)
Balance, March 28, 2025	131,781	$1,318	$939,440	$(33,654)	$—	$(30,830)	$876,274
__________________
(1) Includes $9.5 million of cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the six months ended March 28, 2025.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 29, 2023	—	$—	$—	$—	$908,533	$(31,173)	$877,360
Separation-related adjustments	—	—	—	—	9,485	—	9,485
Issuance of common stock in connection with the Separation and reclassification of net parent investment(2)	131,225	1,312	916,706	—	(918,018)	—	—
Net Income	—	—	—	12,266	—	—	12,266
Dividends Declared ($0.035 per common share)	—	—	—	(4,599)	—	—	(4,599)
Other Comprehensive Income	—	—	—	—	—	6,640	6,640
Share-based compensation expense	—	—	4,716	—	—	—	4,716
Issuance of common stock upon exercise of stock options or awards of restricted stock units	212	2	71	—	—	—	73
Tax payments related to shares withheld for share based compensation plans	—	—	(1,783)	—	—	—	(1,783)
Balance, December 29, 2023	131,437	$1,314	$919,710	$7,667	$—	$(24,533)	$904,158
Separation-related adjustments	—	—	—	—	(3,079)	—	(3,079)
Issuance of common stock in connection with the Separation and reclassification of net parent investment	—	—	(3,079)	—	3,079	—	—
Net Income	—	—	—	5,965	—	—	5,965
Dividends Declared ($0.035 per common share)	—	—	—	(4,600)	—	—	(4,600)
Other Comprehensive Loss	—	—	—	—	—	(6,449)	(6,449)
Share-based compensation expense	—	—	4,731	—	—	—	4,731
Issuance of common stock upon exercise of stock options or awards of restricted stock units	14	1	84	—	—	—	85
Tax payments related to shares withheld for share based compensation plans	—	—	(100)	—	—	—	(100)
Balance, March 29, 2024	131,451	1,315	921,346	9,032	—	(30,982)	900,711
__________________
(2) The issuance of common stock in connection with the Separation consists of 130.7 million shares of common stock distributed and 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions.

The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net Income (Loss)	$(26,998)	$18,233
Adjustments to reconcile Net Income (Loss) to Net cash provided by operating activities:
Depreciation and amortization	72,818	70,575
Deferred income taxes	(7,126)	(5,735)
Share-based compensation expense	13,157	9,447
Asset write-down	189	772
Loss on sale of equity investment, net	2,150	—
(Gain) Loss on disposals of property and equipment	(972)	242
Amortization of debt issuance costs	1,771	799
Loss on extinguishment of debt	—	3,883
Changes in operating assets and liabilities:
Receivables, net	12,942	(12,923)
Inventories, net	(34,578)	33,838
Rental merchandise in service, net	(330)	(1,490)
Other current assets	(10,268)	(9,283)
Accounts payable	(5,158)	12,334
Accrued expenses and other current liabilities	11,073	25,242
Changes in other noncurrent liabilities	(14,924)	(12,025)
Changes in other assets	(2,511)	(6,194)
Other operating activities	(797)	(173)
Net cash provided by operating activities	10,438	127,542
Cash flows from investing activities:
Purchases of property and equipment and other	(28,242)	(29,825)
Proceeds from disposals of property and equipment	5,198	—
Proceeds from sale of equity investment	36,792	—
Other investing activities	(4,547)	—
Net cash provided by (used in) investing activities	9,201	(29,825)
Cash flows from financing activities:
Proceeds from long-term borrowings	40,000	798,000
Payments of long-term borrowings	(30,000)	(862,500)
Payments of financing lease obligations	(16,822)	(15,148)
Net cash distributions to Parent	—	(6,051)
Dividend payments	(13,822)	(4,600)
Debt issuance costs	—	(11,134)
Other financing activities	(1,795)	(1,728)
Net cash used in financing activities	(22,439)	(103,161)
Effect of foreign exchange rates on cash and cash equivalents	596	52
Decrease in cash and cash equivalents	(2,204)	(5,392)
Cash and cash equivalents, beginning of period	31,010	36,051
Cash and cash equivalents, end of period	$28,806	$30,659
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
During the three and six months ended March 29, 2024, certain Separation-related adjustments were recorded which included a net decrease in total equity of $3.1 million and a net increase in total equity of $6.4 million, respectively. For the three and six months ended March 29, 2024, these adjustments primarily consisted of: (a) net cash transfers paid to Aramark of $2.5 million and $6.1 million to settle transactions related to the Separation, and (b) adjustments to the Company's deferred income tax liabilities totaling a $0.6 million decrease and a $12.7 million net increase in equity, respectively. No Separation-related adjustments were recorded that impacted equity for the three and six months ended March 28, 2025.
Basis of Presentation
The Consolidated Financial Statements (the "Financial Statements") were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. The Financial Statements reflect the historical results of operations and comprehensive income for the three and six months ended March 28, 2025 and March 29, 2024, the financial position as of March 28, 2025 and September 27, 2024, and the

cash flows for the six months ended March 28, 2025 and March 29, 2024 for the Company and are denominated in United States (“U.S.”) dollars. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated and Combined Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2024. There have been no material changes in the accounting policies and accounting standard updates followed by the Company during the current fiscal year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. The Company utilizes key estimates in preparing the financial statements including revenue recognition, litigation and claims, environmental estimates, goodwill, intangibles, allowance for credit losses, inventories and rental merchandise in service, costs to obtain a contract, insurance reserves, income taxes and long-lived assets. These estimates are based on historical information, current trends and information available from other sources. Actual results could materially differ from those estimates.
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
Nonrecurring Fair Value Measurements
The Company’s assets measured at fair value on a nonrecurring basis include assets held for sale, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurement of the assets are considered to be Level 3 measurements.

Receivables
Receivables represent amounts due from customers and is presented net of allowance for credit losses. Judgment and estimates are used in determining the collectability of receivables and evaluating the adequacy of the allowance for credit losses. The Company estimates and reserves for its credit loss exposure based on historical experience, current general and specific industry economic conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. Credit loss expense is classified within Selling, general and administrative expenses in the Consolidated Statements of Income. The allowance for credit losses was $35.5 million and $19.8 million, as of March 28, 2025 and September 27, 2024, respectively. The increase was primarily due to a $15.0 million adjustment to the allowance for credit losses during the three and six months ended March 28, 2025 based on updated estimates of collectability and to ensure the adequacy of the allowance for credit losses.

Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of March 28, 2025 and September 27, 2024, the Company’s reserve for inventory was approximately $16.8 million and $15.7 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification.
The components of inventories, net of allowances, are as follows (in thousands):

	March 28, 2025	September 27, 2024
Raw Materials	$46,285	$35,210
Work in Process	2,921	959
Finished Goods	150,455	128,744
Inventories, net	$199,661	$164,913
Rental Merchandise in Service
Rental merchandise in service represents personalized work apparel, linens and other rental items in service. Rental merchandise in service is valued at cost less amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which primarily range from one to four years. The amortization rates are based on the Company’s specific experience and wear tests performed by the Company. These factors are critical to determining the amount of rental merchandise in service and related Cost of services provided (exclusive of depreciation and amortization) that are presented in the Consolidated Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.

During the three and six months ended March 28, 2025, the Company recorded $88.0 million and $174.9 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within Cost of services provided (exclusive of depreciation and amortization) on the Consolidated Statements of Income. During the three and six months ended March 29, 2024, the Company recorded $86.2 million and $172.8 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within Cost of services provided (exclusive of depreciation and amortization) on the Consolidated Statements of Income.

Equity Method Investment
In the first quarter of fiscal 2025 the Company sold its equity stake in Aramark Uniform Services Japan Corporation for $36.8 million and recognized a loss of $2.2 million. The loss on the sale is recorded within Other Expense (Income), net.
Assets Held for Sale
Assets held for sale are recorded at the lower of their carrying value or estimated selling price less estimated costs to sell and are classified within Other current assets on the Consolidated Balance Sheets. Depreciation is suspended upon classification as held for sale. The highest and best use of these assets is as real estate properties for use or lease and the Company intends to sell them to third parties as quickly as practicable. As of March 28, 2025, two properties with an aggregate carrying value of $3.7 million were classified as held for sale. Both properties are part of the Company's United States segment. As of March 29, 2024, the Company had no assets classified as held for sale.
Accrued Expenses and Other Current Liabilities
As of March 28, 2025 and September 27, 2024, Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheets include insurance accruals related to automotive, general liability and workers' compensation reserves of $42.6 million and $31.9 million, respectively. The remainder consists primarily of interest, certain taxes and unearned income.
Supplemental Cash Flow Information
During the three and six months ended March 28, 2025, the Company paid interest related to principal debt of $20.5 million and $43.8 million, respectively. During the three and six months ended March 29, 2024, the Company paid interest related to principal debt of $22.7 million and $52.1 million, respectively.
During the three and six months ended March 28, 2025, the Company paid cash for income taxes of $0.7 million and $6.2 million, respectively. During the three and six months ended March 29, 2024, the Company paid cash for income taxes of $14.9 million and $15.4 million, respectively.
As of March 28, 2025 and September 27, 2024, the Company had $4.3 million and $10.2 million, respectively, of capital expenditures recorded within Accounts Payable in the Consolidated Balance Sheets.
NOTE 2.    SEVERANCE:
In fiscal 2024 and the first quarter of fiscal 2025, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. In the second quarter of fiscal 2025, the Company recognized severance charges due to the departure of certain executives. As a result of these actions, severance charges of $7.7 million and $12.0 million were recorded within Selling, general and administrative expenses for the three and six months ended March 28, 2025, respectively. No material severance charges were incurred for the three and six months ended March 29, 2024. Severance payments made during the six months ended March 28, 2025 and March 29, 2024 were $6.1 million and $1.8 million, respectively. As of March 28, 2025 and September 27, 2024, the Company had an accrual of approximately $8.6 million and $2.7 million, respectively, related to unpaid severance obligations.

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
Changes in total goodwill for our reporting units during the six months ended March 28, 2025 are as follows (in thousands):

	September 27, 2024	Translation	March 28, 2025
United States	$896,237	$—	$896,237
Canada	67,607	(3,811)	63,796
Total	$963,844	$(3,811)	$960,033
Other intangible assets consist of (in thousands):

	March 28, 2025			September 27, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$387,476	$(200,928)	$186,548	$383,887	$(187,699)	$196,188
Trade names	15,655	—	15,655	16,585	—	16,585
	$403,131	$(200,928)	$202,203	$400,472	$(187,699)	$212,773
Customer relationship assets as of March 28, 2025 include additions of $3.7 million related to an asset acquisition that closed during the first quarter of fiscal 2025. Amortization of intangible assets for the three and six months ended March 28, 2025 was approximately $6.6 million and $13.2 million, respectively. Amortization of intangible assets for the three and six months ended March 29, 2024 was approximately $6.5 million and $13.0 million, respectively.
NOTE 4.    BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	March 28, 2025	September 27, 2024
Senior secured term loan facility, due September 2028	$477,500	$497,500
Senior secured term loan facility, due February 2031	665,000	665,000
Senior secured revolving facility, due September 2028	30,000	—
Total principal debt issued	1,172,500	1,162,500
Unamortized debt issuance costs	(12,000)	(13,164)
Unamortized discounts	(1,505)	(1,603)
Less - current portion	—	—
Long-term borrowings, net of current portion	$1,158,995	$1,147,733

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

In conjunction with Amendment No. 1 to the Credit Agreement and the repayment for Term Loan A-1, the Company recorded a $3.9 million non-cash loss during the second quarter of fiscal 2024 for the write-off of unamortized debt issuance costs to Interest Expense and Other, net on the Consolidated Statements of Income.

During the six months ended March 28, 2025, the Company prepaid a principal amount of $20.0 million of its $700 million Term Loan A-2 due September 2028.
The weighted-average interest rate for our senior secured term loan facilities was 6.69% for the six months ended March 28, 2025. The carrying amounts of the Company’s senior secured term loan facilities approximate their fair value as the interest rates are variable and reflective of market rates.

As of March 28, 2025, there was $30 million outstanding on the Company's $300 million revolving credit facility and $5.7 million of letters of credit outstanding, leaving $264.3 million available for borrowing. At March 28, 2025, the Company was in compliance with all covenants under its credit facilities.

Amendment to Credit Agreement

Subsequent to the end of the second quarter of fiscal 2025, on May 1, 2025, the Company entered into Amendment No. 2 to its Credit Agreement. The amendment increased the net leverage covenant ratio from 4.50x to (i) 5.25x for any fiscal quarter ending prior to July 3, 2026, (ii) 5.00x for the fiscal quarter ending July 3, 2026 and (iii) 4.75x for the fiscal quarter ending October 2, 2026. The net leverage covenant ratio remains at 4.50x for the first quarter of fiscal 2027 through maturity.

The amendment also provided a $15 million bad debt expense adjustment to EBITDA in the fiscal quarter ended March 28, 2025 solely for the purposes of determining compliance with the financial covenants.

The principal amounts of both the revolving credit facility commitment and term loan facility remain unchanged following the amendment.

As part of the amendment, the Company agreed to limit the aggregate size of its A/R Facility (as defined in Note 14, Accounts Receivable Securitization Facility, below) and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.
NOTE 5.    DERIVATIVE INSTRUMENTS:
Prior to the Separation, Aramark entered into contractual derivative arrangements to manage changes in market conditions related to exposure to fluctuating gasoline, diesel and natural gas fuel prices at the Company. These derivative arrangements transferred in-kind to the Company upon the execution of the Separation and Distribution Agreement between the Company and Aramark, which was effective upon the Separation on September 30, 2023. Derivative instruments utilized during the period included pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index, and pay fixed/receive floating natural gas fuel agreements based on the Henry Hub New York Mercantile Exchange index in order to limit the Company's exposure to price fluctuations for gasoline, diesel, and natural gas fuel mainly for the Company’s operations. The Company did not enter into any new derivative arrangements for the three and six months ended March 28, 2025 or the fiscal year ended September 27, 2024. As of September 27, 2024, all derivative instruments had reached maturity and thus, no derivative instruments were recognized as either assets or liabilities on the Consolidated Balance Sheet.
The corresponding impact on earnings related to the contractual derivative arrangements have been recorded within the Consolidated Statement of Income for the three and six months ended March 29, 2024.
Derivatives not Designated in Hedging Relationships
The Company does not record its gasoline, diesel and natural gas fuel agreements as hedges for accounting purposes. As of March 28, 2025, the Company did not have fuel contracts outstanding. As of March 29, 2024, the Company had gasoline and diesel contracts for approximately 1.0 million gallons and natural gas contracts for approximately 0.2 Metric Million British Thermal Units outstanding through June of fiscal 2024. The impact on earnings related to the change in fair value of these unsettled contracts were gains of $0.9 million and $0.1 million for the three and six months ended March 29, 2024, respectively. As of March 29, 2024, the Company had $0.2 million of gasoline, diesel and natural gas fuel agreements recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheet.
The following table summarizes the location of realized and unrealized loss (gain) for the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands):

		Three months ended
	Income Statement Location	March 28, 2025	March 29, 2024
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$—	$(1,979)

		Six months ended
	Income Statement Location	March 28, 2025	March 29, 2024
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$—	$(2,274)

NOTE 6.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Three months ended		Six months ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
United States:
Uniforms	$233,145	$263,390	$478,923	$537,056
Workplace Supplies	372,929	378,666	748,867	758,240
Total United States	606,074	642,056	1,227,790	1,295,296

Canada:
Uniforms	$21,696	$24,197	$44,893	$50,230
Workplace Supplies	37,479	39,115	76,346	77,765
Total Canada	59,175	63,312	121,239	127,995

Total Revenue	$665,249	$705,368	$1,349,029	$1,423,291
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

Certain customer route servicing contracts include terms and conditions that include components of variable consideration, which are typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Some contracts provide for customer discounts or rebates that can be earned through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When assessing if variable consideration should be limited, the Company evaluates the likelihood of whether uncontrollable circumstances could result in a significant reversal of revenue. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the three and six months ended March 28, 2025 or three and six months ended March 29, 2024. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within Accrued expenses and other current liabilities on the Consolidated Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in Other Assets on the Consolidated Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. The Company expenses sales commissions as incurred if the amortization period is one year or less. As of March 28, 2025 and September 27, 2024, the Company has $104.6 million and $105.8 million, respectively, of employee sales commissions recorded as assets within Other Assets on the Company’s Consolidated Balance Sheets. During the three and six months ended March 28, 2025, the Company recorded $5.4 million and $10.8 million, respectively, of expense related to employee sales commissions within Selling, general and administrative expenses on the Consolidated Statements of Income. During the three and six months ended March 29, 2024, the Company recorded $5.3 million and $10.5 million, respectively, of expense related to employee sales commissions within Selling, general and administrative expenses on the Consolidated Statements of Income.
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
The following table summarizes operating lease costs, consisting of fixed lease costs, variable lease costs and short-term lease costs. Additionally, the table summarizes finance lease costs, consisting of amortization of right-of-use asset and interest on lease liabilities (in thousands):

	Three months ended		Six months ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Lease costs:
Operating lease costs	$11,138	$10,358	$22,127	$20,729
Finance lease costs	$10,245	$9,824	$20,470	$18,113

Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

	Six months ended
	March 28, 2025	March 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,323	$12,064
Operating cash flows from finance leases	3,542	2,779
Financing cash flows from finance leases	16,822	15,148
Lease assets obtained in exchange for lease obligations:
Operating leases	$16,279	$7,207
Finance leases	22,740	22,643
Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	March 28, 2025	September 27, 2024
Weighted average remaining lease term (in years)
Operating leases	6.0	6.1
Finance leases	5.7	5.7
Weighted average discount rate
Operating leases	6.6%	6.1%
Finance leases	4.6%	4.6%
Future minimum lease payments under non-cancelable leases as of March 28, 2025 are as follows (in thousands):

	Operating leases	Finance leases	Total
2025 (remaining six months)	$12,164	$20,738	$32,902
2026	23,167	36,887	60,054
2027	19,781	31,847	51,628
2028	16,253	27,523	43,776
2029	11,922	22,607	34,529
Thereafter	31,631	33,727	65,358
Total future minimum lease payments	$114,918	$173,329	$288,247
Less: Interest	(22,103)	(22,073)	(44,176)
Present value of lease liabilities	$92,815	$151,256	$244,071
NOTE 8.    SHARE-BASED COMPENSATION:
During the three and six months ended March 28, 2025, the Company granted equity awards to the Company's executives and employees. The following table summarizes the share-based compensation expense and related information for Time-Based Options (“TBOs”), Time-Based Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”), and Deferred Stock Units ("DSUs") classified as Selling, general and administrative expenses on the Consolidated Statements of Income (in thousands).

	Three months ended		Six months ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
TBOs	$2,129	$1,399	$3,849	$2,186
RSUs	2,505	1,892	4,809	3,512
PSUs	3,343	1,350	4,499	2,302
DSUs	—	90	—	1,447
	$7,977	$4,731	$13,157	$9,447
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the six months ended March 28, 2025:

	Shares Granted (in thousands)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1,027	$5.50
RSUs	683	$15.01
PSUs	344	$16.69
Total	2,054
Time-Based Options
The TBOs granted during the six months ended March 28, 2025, vest solely based upon continued employment over a three-year time period. All TBOs remain exercisable for ten years from the date of grant. The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility was derived from a peer group’s historical volatility as Vestis does not have sufficient historical volatility based on the expected term of the underlying options. The dividend yield for the grants was based on the annualized value of the quarterly dividend on the grant date. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

The below table summarizes the TBOs valuation assumptions used in the Black-Scholes model during the six months ended March 28, 2025:

Expected volatility	31.25% - 31.81%
Expected dividend yield	0.87% - 1.18%
Expected life (in years)	6.0 - 6.0
Risk-free interest rate	4.08% - 4.42%

Time-Based Restricted Stock Units
For RSU grants awarded during the three and six months ended March 28, 2025, the RSU agreement provides that 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the grant date, subject to the participant's continued employment with Vestis through each such anniversary. The grant-date fair value of RSUs is based on the fair value of Vestis' common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Performance Stock Units
Under the Vestis Corporation 2023 Long-Term Incentive Plan, Vestis is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Vestis’ achievement of the performance condition. During the three and six months ended March 28, 2025, Vestis granted PSUs subject to the level of achievement of cumulative adjusted EBITDA results, cumulative adjusted free cash flow results and a total shareholder return modifier for the cumulative performance period of three years and the participant’s continued employment with Vestis. Vestis is accounting for these grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
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
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of March 28, 2025 and September 27, 2024, the Company has $7.1 million and $6.6 million, respectively, recorded as liabilities within Accrued expenses and other current liabilities and $18.2 million and $19.0 million, respectively, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of March 28, 2025 and September 27, 2024, the Company has $11.9 million and $11.8 million, respectively, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs alleged that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs sought damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. During fiscal 2024, the parties reached a settlement agreement, which was subject to final court approval. The settlement included, among other terms, a monetary component of $3.1 million. On May 6, 2025, the court issued an order granting final approval of the settlement. The order authorizes a third-party administrator to distribute the settlement fund to the settlement class members. The full amount of the proposed settlement was provided for within Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of March 28, 2025 and September 27, 2024.

With respect to the below matters, the Company cannot predict the outcome of these legal matters, nor can it predict whether any outcome may be materially adverse to its business, financial condition, results of operations or cash flows. The Company intends to vigorously defend these matters.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to the Company’s business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs and on November 22, 2024, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 25, 2025 and plaintiffs filed an opposition to defendants' motion to dismiss on May 2, 2025. Defendants' reply brief in further support of their motion to dismiss is due to be filed on June 2, 2025.
On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023. On October 7, 2024, the Court granted a stipulation to consolidate multiple related actions involving similar company defendants, including the Vestis action, solely for purposes of adjudicating an omnibus motion to dismiss the complaints in each of those actions. On October 11, 2024, Vestis and the other consolidated defendants filed an omnibus motion to dismiss. The Court has scheduled a hearing on the omnibus motion to dismiss for May 14, 2025.
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
Financial information by segment is as follows (in thousands):

	Three months ended		Six months ended
Revenue	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
United States	$606,074	$642,056	$1,227,790	$1,295,296
Canada	59,175	63,312	121,239	127,995
Total Revenue	$665,249	$705,368	$1,349,029	$1,423,291

	Three months ended		Six months ended
Operating Income	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
United States	$18,553	$71,200	$76,586	$145,276
Canada	2,078	975	3,990	5,530
Total Segment Operating Income	20,631	72,175	80,576	150,806
Corporate	(29,201)	(29,121)	(58,747)	(60,151)
Total Operating Income (Loss)	$(8,570)	$43,054	$21,829	$90,655

	Three months ended		Six months ended
Reconciliation to Income Before Income Taxes	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Total Operating Income (Loss)	$(8,570)	$43,054	$21,829	$90,655
Interest Expense, Net	(22,329)	(35,326)	(45,426)	(66,857)
Other (Expense) Income, net	(3,293)	613	(9,055)	1,369
Income (Loss) Before Income Taxes	$(34,192)	$8,341	$(32,652)	$25,167
NOTE 11.    EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three months ended		Six months ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Earnings (Loss):
Net Income (Loss)	$(27,830)	$5,965	$(26,998)	$18,233
Shares:
Basic weighted-average shares outstanding	131,751	131,524	131,672	131,457
Effect of dilutive securities(1)	—	369	—	331
Diluted weighted-average shares outstanding	131,751	131,893	131,672	131,788

Basic Earnings (Loss) Per Share	$(0.21)	$0.05	$(0.21)	$0.14
Diluted Earnings (Loss) Per Share	$(0.21)	$0.05	$(0.21)	$0.14

Antidilutive securities(1)	—	2,020	—	1,829
__________________
(1)Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive. There was no dilutive effect of share-based awards for the three and six months ended March 28, 2025 due to the net loss incurred in those periods.
NOTE 12.    INCOME TAXES:

The Company's effective tax rate was 18.6% and 28.5% for the three months ended March 28, 2025 and March 29, 2024, respectively. For the six months ended March 28, 2025 and March 29, 2024, the Company's effective tax rate was 17.3% and 27.5%, respectively. The Company’s effective rate for the three and six months ended March 28, 2025 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates. The Company’s effective rate for the three and six months ended March 29, 2024 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book income relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates.

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

Transition Services Agreement - governs services between the Company and Aramark and their respective affiliates to provide each other on an interim, transitional basis, various services, including, but not limited to, administrative, information technology and cybersecurity support services and certain finance, treasury, tax and governmental function services. The services commenced on the distribution date and terminate no later than 24 months following the distribution date. As of September 27, 2024, the services under the Transition Services Agreement were completed and no services were rendered during the three and six months ended March 28, 2025.

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

During the three and six months ended March 29, 2024, the Company paid $3.3 million and $7.9 million, respectively, to Aramark under the various agreements described above. No amounts were paid during the three and six months ended March 28, 2025. There are no amounts due from and to Aramark, associated with the above agreements, as of March 28, 2025.
NOTE 14.    ACCOUNTS RECEIVABLE SECURITIZATION FACILITY:
On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries (together with Vestis Services, the “Originators”) entered into a three-year $250 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services (the "SPE"), who in turn, may sell the receivables to one or more financial institutions (the "Purchasers"). The net proceeds of the A/R Facility were used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. The Company incurred approximately $1.4 million of costs in connection with entering the A/R Facility which are recorded within Other Assets in the Consolidated Balance Sheet and are amortized straight-line to Other Expense (Income), net over the term of the related A/R Facility.
As of March 28, 2025 and September 27, 2024, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $222.0 million and $229.0 million, respectively. Additionally, during the six months ended March 28, 2025, the Company transferred accounts receivable of $1,271.5 million to the SPE, and the Company collected $1,274.0 million of accounts receivable transferred to the SPE under the A/R Facility. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions which are sold to the Purchasers in exchange for cash. Unsold accounts receivable of $162.2 million and $157.8 million were pledged by the SPE as collateral to the Purchasers as of March 28, 2025 and September 27, 2024, respectively.
The Company incurred fees for the A/R Facility of $3.2 million and $6.6 million for the three and six months ended March 28, 2025, which were reflected within Other Expense (Income), net in the Consolidated Statement of Income. The fees due to the Purchaser are considered to be a loss on the sale of accounts receivable.
Cash activity related to the facility is reflected in Net cash provided by operating activities in the Consolidated Statement of Cash Flows.
NOTE 15.    EQUITY:
Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended March 28, 2025 and March 29, 2024 were as follows (in thousands):

	Three Months Ended March 28, 2025
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of December 27, 2024	$(26,969)	$(5,099)	$(32,068)
Other comprehensive income	1,238	—	1,238
Amounts reclassified from accumulated other comprehensive loss		—	—
Net current period other comprehensive loss	1,238	—	1,238
Balance as of March 28, 2025	$(25,731)	$(5,099)	$(30,830)

	Six Months Ended March 28, 2025
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 27, 2024	$(23,812)	$(5,099)	$(28,911)
Other comprehensive income	(11,369)	—	(11,369)
Amounts reclassified from accumulated other comprehensive loss(1)	9,450	—	9,450
Net current period other comprehensive income	(1,919)	—	(1,919)
Balance as of March 28, 2025	$(25,731)	$(5,099)	$(30,830)
__________________
(1) Represents cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the six months ended March 28, 2025.

	Three Months Ended March 29, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of December 29, 2023	$(19,463)	$(5,070)	$(24,533)
Other comprehensive loss	(6,449)	—	(6,449)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	(6,449)	—	(6,449)
Balance as of March 29, 2024	$(25,912)	$(5,070)	$(30,982)

	Six Months Ended March 29, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 29, 2023	$(26,103)	$(5,070)	$(31,173)
Other comprehensive income	191		191
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	191	—	191
Balance as of March 29, 2024	$(25,912)	$(5,070)	$(30,982)

Dividends
During the three months ended March 28, 2025, the Company declared a quarterly cash dividend of $0.035 per common share, or $4.6 million, to its shareholders of record at the close of business on February 21, 2025, which was paid on March 18, 2025. The Company also paid a cash dividend of $0.035 per common share, or $4.6 million, on January 6, 2025, to shareholders of record at the close of business on December 13, 2024 for the dividend declared on November 21, 2024.

As part of the amendment to the Company's Credit Agreement disclosed in Note 4. Borrowings, the Company agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the three and six months ended March 28, 2025 and March 29, 2024 should be read in conjunction with our audited Consolidated and Combined Financial Statements and the notes to those statements for the fiscal year ended September 27, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2024.
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
Results of Operations Three Months Ended March 28, 2025 compared with March 29, 2024
The following table presents an overview of our results with the amount of and percentage change between periods for the three months ended March 28, 2025 and March 29, 2024 (dollars in thousands).

	Three Months Ended		Change	Change
	March 28, 2025	March 29, 2024	$	%
Revenue	$665,249	$705,368	$(40,119)	(5.7%)
Operating Expenses:
Cost of services provided(1)	489,991	504,417	(14,426)	(2.9%)
Depreciation and amortization	35,882	35,213	669	1.9%
Selling, general and administrative expenses	147,946	122,684	25,262	20.6%
Total Operating Expenses	673,819	662,314	11,505	1.7%
Operating Income (Loss)	(8,570)	43,054	(51,624)	(119.9%)
Interest Expense, net	22,329	35,326	(12,997)	(36.8%)
Other Expense (Income), net	3,293	(613)	3,906	(637.2%)
Income (Loss) Before Income Taxes	(34,192)	8,341	(42,533)	(509.9%)
Provision (Benefit) for Income Taxes	(6,362)	2,376	(8,738)	(367.8%)
Net Income (Loss)	$(27,830)	$5,965	$(33,795)	(566.6%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $665.2 million decreased $40.1 million, or 5.7%, for the three months ended March 28, 2025 compared to the three months ended March 29, 2024. Revenue declined by $17.5 million due to lost business in excess of new business during the period, in addition to approximately $5.8 million in lower revenue related to existing customers, $6.8 million lower revenue from direct sales, primarily related to the loss of a national account customer, $5.0 million in lower customer exit billings that did not recur, and $5.0 million in lower revenue related to other revenue categories.
Cost of services provided decreased $14.4 million, or 2.9%, for the three months ended March 28, 2025 compared to the three months ended March 29, 2024 primarily due to decreases in wages and payroll costs of $8.2 million and merchandise cost of $5.0 million.
Depreciation and amortization expense of $35.9 million for the three months ended March 28, 2025 increased $0.7 million, or 1.9%, compared to the three months ended March 29, 2024.

Selling, general and administrative expenses ("SG&A") increased $25.3 million, or 20.6%, for the three months ended March 28, 2025 compared to the three months ended March 29, 2024. The increase in SG&A was primarily due to an increase of $17.4 million in the Company's bad debt expense, which includes an adjustment to the Company's allowance for credit losses in the amount of $15.0 million based on updated estimates of collectability, an increase in severance charges of $8.1 million primarily related to the departure of certain former executives, increased share based compensation of $3.2 million primarily related to the acceleration of expense due to certain executive departures, and increased general and administrative wage and payroll costs of $2.2 million.
Operating income (loss) of $(8.6) million decreased from $43.1 million, or 119.9%, for the three months ended March 28, 2025 compared to the three months ended March 29, 2024 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $13.0 million for the three months ended March 28, 2025 compared to the three months ended March 29, 2024 primarily due to lower average outstanding debt during the three months ended March 28, 2025 as compared to the three months ended March 29, 2024.
Other Expense (Income) increased $3.9 million for the three months ended March 28, 2025 compared to the three months ended March 29, 2024 primarily due to a loss on sale of accounts receivable for the A/R Facility of $3.2 million, as these costs were not incurred during the three months ended March 29, 2024. Other Expense (Income) was negatively impacted by a $0.6 million decrease in income from an equity method investment due to its sale in the first quarter of fiscal year 2025.
The provision for income taxes for the three months ended March 28, 2025 was recorded at an effective rate of 18.6% compared to an effective rate of 28.5% for the three months ended March 29, 2024. The Company’s effective rate for the three months ended March 28, 2025 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates. The Company’s effective rate for the three months ended March 29, 2024 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book income relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates.
Net loss of $27.8 million for the three months ended March 28, 2025 represented a decrease of $33.8 million, or 566.6%, compared to net income of $6.0 million for the three months ended March 29, 2024, due to the impact of changes to revenue and expenses noted above.

Results of Operations Six Months Ended March 28, 2025 compared with March 29, 2024
The following table presents an overview of our results with the amount of and percentage change between periods for the six months ended March 28, 2025 and March 29, 2024 (dollars in thousands).

	Six months ended		Change	Change
	March 28, 2025	March 29, 2024	$	%
Revenue	$1,349,029	$1,423,291	$(74,262)	(5.2%)
Operating Expenses:
Cost of services provided(1)	985,251	1,006,797	(21,546)	(2.1%)
Depreciation and amortization	72,818	70,575	2,243	3.2%
Selling, general and administrative expenses	269,131	255,264	13,867	5.4%
Total Operating Expenses	1,327,200	1,332,636	(5,436)	(0.4%)
Operating Income (Loss)	21,829	90,655	(68,826)	(75.9%)
Interest Expense, net	45,426	66,857	(21,431)	(32.1%)
Other Expense (Income), net	9,055	(1,369)	10,424	(761.4%)
Income (Loss) Before Income Taxes	(32,652)	25,167	(57,819)	(229.7%)
Provision (Benefit) for Income Taxes	(5,654)	6,934	(12,588)	(181.5%)
Net Income (Loss)	$(26,998)	$18,233	$(45,231)	(248.1%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $1,349.0 million decreased $74.3 million, or 5.2%, for the six months ended March 28, 2025 compared to the six months ended March 29, 2024. Revenue declined by $36.1 million due to lost business in excess of new business during the period, in addition to approximately $22.6 million in lower revenue related to existing customers, including one-time exit billings, net of new pricing during the period, and $15.6 million lower revenue from direct sales.
Cost of services provided decreased $21.5 million, or 2.1%, for the six months ended March 28, 2025 compared to the six months ended March 29, 2024 primarily due to decreases in wages and payroll costs of $11.6 million and merchandise costs of $8.9 million.
Depreciation and amortization expense of $72.8 million for the six months ended March 28, 2025 increased $2.2 million, or 3.2%, compared to the six months ended March 29, 2024.
Selling, general and administrative expenses ("SG&A") increased $13.9 million, or 5.4%, for the six months ended March 28, 2025 compared to the six months ended March 29, 2024. The increase in SG&A was primarily due to an increase of $19.2 million in the Company's bad debt expense, which includes an adjustment to the Company's allowance for credit losses in the amount of $15.0 million based on updated estimates of collectability, an increase in severance charges of $11.9 million primarily related to the departure of certain former executives, and increased share based compensation of $3.7 million related to the acceleration of expense due to certain executive departures. These impacts were partially offset by a decrease in selling, general and administrative wage and payroll costs of $11.2 million, a decrease of $3.8 million in equipment expense, a decrease in professional service costs of $1.5 million, and a decrease in general liability insurance expense of $1.7 million.
Operating income of $21.8 million decreased 75.9% for the six months ended March 28, 2025 compared to the six months ended March 29, 2024 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $21.4 million for the six months ended March 28, 2025 compared to the six months ended March 29, 2024 primarily due to lower average outstanding debt during the six months ended March 28, 2025 as compared to the six months ended March 29, 2024.

Other Expense (Income) increased $10.4 million for the six months ended March 28, 2025 compared to the six months ended March 29, 2024 primarily due to a loss on sale of accounts receivable for the A/R Facility of $6.6 million, as these costs were not incurred during the three months ended March 29, 2024. Other Expense (Income) was negatively impacted by a $1.4 million decrease in income from an equity method investment due to its sale in the first quarter of fiscal year 2025.
The provision for income taxes for the six months ended March 28, 2025 was recorded at an effective rate of 17.3% compared to an effective rate of 27.5% for the six months ended March 29, 2024. The Company’s effective rate for the six months ended March 28, 2025 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates. The Company’s effective rate for the six months ended March 29, 2024 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book income relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates.
Net loss of $27.0 million for the six months ended March 28, 2025 represented a decrease of $45.2 million, or 248.1%, compared to net income of $18.2 million for the six months ended March 29, 2024 due to the impact of changes to revenue and expenses noted above.

Results of Operations—United States Results Three Months Ended March 28, 2025 compared with March 29, 2024
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the three months ended March 28, 2025 and March 29, 2024 (dollars in thousands).

	Three Months Ended		Change	Change
	March 28, 2025	March 29, 2024	$	%
Segment Revenue	$606,074	$642,056	$(35,982)	(5.6%)
Segment Operating Income	18,553	71,200	(52,647)	(73.9%)
Segment Operating Income %	3.1%	11.1%
United States revenue of $606.1 million decreased $36.0 million, or 5.6%, for the three months ended March 28, 2025 compared to the three months ended March 29, 2024. Revenue declined by $15.9 million due to lost business in excess of new business during the period, in addition to approximately $13.7 million in lower revenue related to existing customers, including one-time exit billings, net of new pricing during the period, and $6.4 million lower revenue from direct sales.
Segment operating income of $18.6 million for the three months ended March 28, 2025 decreased $52.6 million, or 73.9%, compared to the three months ended March 29, 2024, primarily driven by:

•the decrease in revenue during the three months ended March 28, 2025, as described above;
•an increase of $17.4 million in the Company's bad debt expense, which includes an adjustment to the Company's allowance for credit losses in the amount of $15.0 million based on updated estimates of collectability; and
•an increase in wage and payroll costs of $4.5 million; partially offset by
•a decrease in merchandise costs of $4.1 million.
Segment operating income margin decreased approximately 800 basis points from 11.1% for the three months ended March 29, 2024 to approximately 3.1% for the three months ended March 28, 2025.

Results of Operations—United States Results Six Months Ended March 28, 2025 compared with March 29, 2024
The following table presents an overview of our United States reportable segment results with the amount of and percentage change between periods for the six months ended March 28, 2025 and March 29, 2024 (dollars in thousands).

	Six months ended		Change	Change
	March 28, 2025	March 29, 2024	$	%
Segment Revenue	$1,227,790	$1,295,296	$(67,506)	(5.2%)
Segment Operating Income	76,586	145,276	(68,690)	(47.3%)
Segment Operating Income %	6.2%	11.2%

United States revenue of $1,227.8 million decreased $67.5 million, or 5.2%, for the six months ended March 28, 2025 compared to the six months ended March 29, 2024. Revenue declined by $33.2 million due to lost business in excess of new business during the period, in addition to approximately $20.2 million in lower revenue related to existing customers, including one-time exit billings, net of new pricing during the period, and $14.1 million lower revenue from direct sales.

Segment operating income of $76.6 million for the six months ended March 28, 2025 decreased $68.7 million, or 47.3%, compared to the six months ended March 29, 2024, primarily driven by:

•the decrease in revenue during the six months ended March 28, 2025, as described above; and
•an increase of $19.2 million in the Company's bad debt expense, which includes an adjustment to the Company's allowance for credit losses in the amount of $15.0 million based on updated estimates of collectability; partially offset by
•lower merchandise costs of $6.8 million;
•a decrease in wage and payroll costs of $6.6 million; and
•a decrease in energy costs of $4.4 million.
Segment operating income margin decreased approximately 500 basis points from 11.2% for the six months ended March 29, 2024 to approximately 6.2% for the six months ended March 28, 2025.

Results of Operations—Canada Results Three Months Ended March 28, 2025 compared with March 29, 2024
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the three months ended March 28, 2025 and March 29, 2024 (dollars in thousands).

	Three Months Ended		Change	Change
	March 28, 2025	March 29, 2024	$	%
Segment Revenue	$59,175	$63,312	$(4,137)	(6.5%)
Segment Operating Income	2,078	975	1,103	113.1%
Segment Operating Income %	3.5%	1.5%

Canada revenue of $59.2 million decreased $4.1 million, or 6.5%, for the three months ended March 28, 2025 compared to the three months ended March 29, 2024. Revenue declined by $1.5 million due to lost business in excess of new business during the period, in addition to approximately $2.2 million in lower revenue related to existing customers, including one-time exit billings, net of new pricing during the period, and $0.4 million lower revenue from direct sales.
Segment operating income of $2.1 million for the three months ended March 28, 2025 increased $1.1 million, or 113.1%, compared to the three months ended March 29, 2024.
Segment operating income margin increased approximately 200 basis points from 1.5% for the three months ended March 29, 2024, to approximately 3.5% for the three months ended March 28, 2025.
Results of Operations—Canada Results Six Months Ended March 28, 2025 compared with March 29, 2024
The following table presents an overview of our Canada reportable segment results with the amount of and percentage change between periods for the six months ended March 28, 2025 and March 29, 2024 (dollars in thousands).

	Six months ended		Change	Change
	March 28, 2025	March 29, 2024	$	%
Segment Revenue	$121,239	$127,995	$(6,756)	(5.3%)
Segment Operating Income	3,990	5,530	(1,540)	(27.8)%
Segment Operating Income %	3.3%	4.3%

Canada revenue of $121.2 million decreased $6.8 million, or 5.3%, for the six months ended March 28, 2025 compared to the six months ended March 29, 2024. Revenue declined by $2.8 million due to lost business in excess of new business during the period, in addition to approximately $2.6 million in lower revenue related to existing customers, including one-time exit billings, net of new pricing during the period, and $1.4 million lower revenue from direct sales.
Segment operating income of $4.0 million for the six months ended March 28, 2025 decreased $1.5 million, or 27.8%, compared to the six months ended March 29, 2024, primarily driven by the decrease in revenue during the six months ended March 28, 2025, as described above.
Segment operating income margin decreased approximately 100 basis points from 4.3% for the six months ended March 29, 2024, to approximately 3.3% for the six months ended March 28, 2025.
Liquidity and Capital Resources
Overview
As part of our capital structure, we entered into a Credit Agreement on September 29, 2023 (the "Credit Agreement"). The Credit Agreement included senior secured term loan facilities consisting of term loan A-1 tranche due September 2025 in the amount of $800 million ("Term Loan A-1"), term loan A-2 tranche due September 2028 in the amount of $700 million ("Term Loan A-2") and a revolving credit facility. On February 22, 2024, we entered into Amendment No. 1 to our Credit Agreement and refinanced our Term Loan A-1 with an $800 million Term Loan B-1 due February 2031 ("Term Loan B-1"). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due. The Term Loan B-1 interest rate for fiscal 2024 is at the Secured Overnight Financing Rate ("SOFR") plus 225 basis points and will adjust to SOFR plus 200 basis points should the Company reach 3.30x Net Leverage as defined in the Credit Agreement.

On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries of the Company entered into a three-year $250.0 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services ("SPE"), who in turn, may sell the receivables to one or more financial institutions ("Purchasers"). The net proceeds of the A/R Facility were used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. As of March 28, 2025 and September 27, 2024, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $222.0 million and $229.0 million, respectively.
As of March 28, 2025, we had approximately $28.8 million of cash and cash equivalents and $264.3 million of availability for borrowing under our Revolving Credit Facility. As of March 28, 2025, we had $1,172.5 million of total principal debt compared to $1,162.5 million as of September 27, 2024. The servicing of this debt will be supported by cash flows from our operations.
On January 31, 2025, our Board of Directors declared a quarterly cash dividend of $0.035 per common share that was paid on March 18, 2025 to shareholders of record at the close of business on February 21, 2025. The Company also paid a cash dividend of $0.035 per common share, or $4.6 million, on January 6, 2025 to shareholders of record at the close of business on December 13, 2024 for the dividend declared on November 21, 2024.

Subsequent to the end of the second quarter of fiscal 2025, on May 1, 2025, the Company amended its Credit Agreement. As part of the amendment the Company agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.
The table below summarizes our cash activity (in thousands):

	Six months ended
	March 28, 2025	March 29, 2024
Net cash provided by operating activities	$10,438	$127,542
Net cash provided by (used in) investing activities	9,201	(29,825)
Net cash used in financing activities	(22,439)	(103,161)
Reference to the Consolidated Statements of Cash Flows will facilitate an understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $10.4 million for the six months ended March 28, 2025 and $127.5 million for the six months ended March 29, 2024, respectively. The decrease in net cash provided by operating activities of $117.1 million was driven by the net loss for the six months ended March 28, 2025 of $27.0 million compared to net income for the six months ended March 29, 2024 of $18.2 million, as discussed in "Results of Operations" above.

Additionally, the change in cash used in operating assets and liabilities of $73.9 million, when comparing the six months ended March 28, 2025 to the six months ended March 29, 2024, was primarily due to investments in inventory during the six months ended March 28, 2025 to support new customers and more effectively serve existing customers. Also, approximately $6.0 million of the increase in cash used for inventory is related to tariff pre-buy.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities of $9.2 million for the six months ended March 28, 2025 was $39.0 million higher relative to the six months ended March 29, 2024 primarily due to $36.8 million of net proceeds from the sale of our equity investment, proceeds from the disposal of property and equipment of $5.2 million and $1.6 million lower year-over-year purchases of property and equipment. This activity was partially offset by cash outflow of $4.6 million associated with a tuck-in acquisition completed during the first quarter of fiscal 2025.
Cash Flows Used in Financing Activities
During the six months ended March 28, 2025, cash used in financing activities was impacted by the following:
•proceeds from long-term borrowings, net of repayments, of $10.0 million;
•payments related to finance leases of $16.8 million; and
•dividend payments of $13.8 million.
During the six months ended March 29, 2024, cash used in financing activities was impacted by the following:
•payments for long-term borrowings, net of proceeds, of $64.5 million;
•payments related to finance leases of $15.1 million;
•cash transferred to Aramark of $6.1 million;
•dividend payments of $4.6 million; and
•debt issuance costs of $11.1 million.
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
The Credit Agreement (prior to Amendment No. 2 described below, which was entered into subsequent to the end of the second quarter of fiscal 2025) requires us to maintain a maximum Consolidated Total Net Leverage Ratio, defined as consolidated total indebtedness in excess of unrestricted cash divided by Covenant Adjusted EBITDA, not to exceed 5.25x for any fiscal quarter ending prior to March 31, 2025, and not to exceed 4.50x for any fiscal quarter ending on or after March 31, 2025, subject to certain exceptions. Consolidated total indebtedness is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any receivables facility. Covenant Adjusted EBITDA is defined in the Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.
The Credit Agreement establishes a minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA divided by consolidated interest expense. The minimum Interest Coverage Ratio is required to be at least 2.00x for the term of the Credit Agreement.
At March 28, 2025, we were in compliance with all covenants under the Credit Agreement.

Amendment to Credit Agreement

Subsequent to the end of the second quarter of fiscal 2025, on May 1, 2025, the Company entered into Amendment No. 2 to its Credit Agreement. The amendment increased the net leverage covenant ratio from 4.50x to (i) 5.25x for any fiscal quarter ending prior to July 3, 2026, (ii) 5.00x for the fiscal quarter ending July 3, 2026 and (iii) 4.75x for the fiscal quarter ending October 2, 2026. The net leverage covenant ratio remains at 4.50x for the first quarter of fiscal 2027 through maturity.

The amendment also provided a $15 million bad debt expense adjustment to EBITDA in the fiscal quarter ended March 28, 2025 solely for the purposes of determining compliance with the financial covenants.

The principal amounts of both the revolving credit facility commitment and term loan facility remain unchanged following the amendment.

As part of the amendment, the Company agreed to limit the aggregate size of its A/R Facility and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Consolidated and Combined Financial Statements included in our Annual Report on form 10-K, filed with the SEC on November 22, 2024. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our Consolidated Financial Statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on November 22, 2024. Management believes that there have been no significant changes during the six months ended March 28, 2025 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the direction of our interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2025 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of March 28, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.
On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs alleged that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs sought damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. During fiscal 2024, the parties reached a settlement agreement, which was subject to final court approval. The settlement included, among other terms, a monetary component of $3.1 million. On May 6, 2025, the court issued an order granting final approval of the settlement. The order authorizes a third-party administrator to distribute the settlement fund to the settlement class members. The full amount of the proposed settlement was provided for in the Consolidated and Combined Financial Statements in fiscal 2024 and is outstanding as of March 28, 2025
From time to time, Vestis and its subsidiaries are a party to various other legal actions, proceedings and investigations involving claims incidental to the conduct of their business or otherwise related to us, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to our business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs and on November 22, 2024, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 25, 2025 and plaintiffs filed an opposition to defendants' motion to dismiss on May 2, 2025. Defendants' reply brief in further support of their motion to dismiss is due to be filed on June 2, 2025.
On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023. On October 7, 2024, the Court granted a stipulation to consolidate multiple related actions involving similar company defendants, including the Vestis action, solely for purposes of adjudicating an omnibus motion to dismiss the complaints in each of those actions. On October 11, 2024, Vestis and the other consolidated defendants filed an omnibus motion to dismiss. The Court has scheduled a hearing on the omnibus motion to dismiss for May 14, 2025.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended March 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit No.	Description
10.1+*†	Separation Agreement and Waiver and Release, dated as of February 20, 2025, between Vestis Corporation and Rick T. Dillon
10.2+*†	Separation Agreement and Waiver and Release, dated as of April 24, 2025, between Vestis Corporation and Kim T. Scott
10.3+*	Offer Letter, dated as of March 18, 2025, between Vestis Corporation and Phillip Holloman
10.4+*	Form of Phillip Holloman Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
10.5
Amendment No. 2, dated as of May 1, 2025, among Vestis Corporation, as U.S. Borrower, Canadian Linen and Uniform Service Corp., as Canadian Borrower, and other subsidiaries of Vestis Corporation party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2025; File No. 001-41783).

31.1*	Certification of Phillip Holloman, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Kelly Janzen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Phillip Holloman, Interim Chief Executive Officer, and Kelly Janzen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Vestis' Quarterly Report on Form 10-Q for the period ended March 28, 2025 formatted in inline XBRL: (i) Consolidated Balance Sheets as of March 28, 2025 and September 27, 2024; (ii) Consolidated Statements of Income for the three and six months ended March 28, 2025 and March 29, 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 28, 2025 and March 29, 2024; (iv) Consolidated Statements of Cash Flows for the six months ended March 28, 2025 and March 29, 2024; (v) Consolidated Statements of Changes in Equity for the three and six months ended March 28, 2025 and March 29, 2024; and (vi) Notes to consolidated financial statements

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set
*Filed herewith.
+ Represents a management contract or compensatory arrangement.
† Includes information that has been omitted in reliance on Item 6.01(b)(2)(ii) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2025.

Vestis Corporation

By:	/s/ Kelly Janzen
Name:	Kelly Janzen
Title:	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)