Form 10-Q
period 2025-06-27
Vestis Corp
filed 2025-08-05
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
OR
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had 131,839,915 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the securities laws. All statements that reflect our expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements relating to future operations and financial performance (including volume growth, pricing, sales and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as “believe,” “aim,” “anticipate,” “estimate,” “expect,” “future,” “goal,” “have confidence,” “intend,” “likely,” “look to,” “may,” “potential,” “outlook,” “guidance,” “project,” “plan,” “seek,” “see,” “should,” “will,” “will be,” “will continue,” “will likely,” and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, and actual results or outcomes may differ materially from those that we expected. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions, we can give no assurance that these expectations will be met and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.
Such risks and uncertainties include, but are not limited to:
• unfavorable macroeconomic conditions including inflationary pressures and higher interest rates;
• the failure to retain current customers, renew existing customer contracts and obtain new customer contracts, which could result in continued stock volatility and potential future goodwill impairment charges;
• competition in our industry;
• our ability to comply with certain financial ratios, tests and covenants in our credit agreement, including the net leverage ratio;
• our significant indebtedness and ability to meet debt obligations and our reliance on an accounts receivable securitization facility;
• increases in fuel and energy costs and other supply chain challenges and disruptions, including as a result of ongoing military conflicts in Ukraine and the Middle East;
• implementation of new or increased tariffs and ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and retaliatory measures by foreign governments;
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
• continued or further unionization of our workforce or any labor strikes;
• our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto;
• natural disasters, global calamities, climate change, pandemics, and other adverse incidents;
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

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenue	$673,799	$698,248	$2,022,828	$2,121,539
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	491,681	495,759	1,476,932	1,502,557
Depreciation and amortization	34,856	34,925	107,674	105,500
Selling, general and administrative expenses	122,301	130,041	391,432	385,307
Total Operating Expenses	648,838	660,725	1,976,038	1,993,364
Operating Income (Loss)	24,961	37,523	46,790	128,175
Interest Expense, net	22,495	29,857	67,921	96,715
Other Expense (Income), net	3,215	(471)	12,270	(1,841)
Income (Loss) Before Income Taxes	(749)	8,137	(33,401)	33,301
Provision (Benefit) for Income Taxes	(73)	3,100	(5,727)	10,033
Net Income (Loss)	$(676)	$5,037	$(27,674)	$23,268

Earnings (Loss) per share:
Basic	$(0.01)	$0.04	$(0.21)	$0.18
Diluted	$(0.01)	$0.04	$(0.21)	$0.18
Weighted Average Shares Outstanding:
Basic	131,812	131,543	131,719	131,486
Diluted	131,812	131,833	131,719	131,785
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended
	June 27, 2025	June 28, 2024
Net Income (Loss)	$(676)	$5,037
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	9,019	(3,699)
Other Comprehensive Income (Loss), net of tax	9,019	(3,699)
Comprehensive Income (Loss)	$8,343	$1,338

	Nine months ended
	June 27, 2025	June 28, 2024
Net Income (Loss)	$(27,674)	$23,268
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	7,100	(3,508)
Other Comprehensive Income (Loss), net of tax	7,100	(3,508)
Comprehensive Income (Loss)	$(20,574)	$19,760
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 27, 2025	September 27, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$23,743	$31,010
Receivables (net of allowances: $30,795 and $19,804, respectively)	175,789	177,271
Inventories, net	186,992	164,913
Rental merchandise in service, net	400,374	396,094
Other current assets	33,704	18,101
Total current assets	820,602	787,389
Property and Equipment, at cost:
Land, buildings and improvements	574,174	590,972
Equipment	1,170,736	1,168,142
	1,744,910	1,759,114
Less - Accumulated depreciation	(1,092,415)	(1,088,256)
Total property and equipment, net	652,495	670,858
Goodwill	963,027	963,844
Other Intangible Assets, net	196,370	212,773
Operating Lease Right-of-use Assets	86,539	73,530
Other Assets	189,058	223,993
Total Assets	$2,908,091	$2,932,387
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of financing lease obligations	$32,860	$31,347
Current operating lease liabilities	20,576	19,886
Accounts payable	156,661	163,054
Accrued payroll and related expenses	97,329	96,768
Accrued expenses and other current liabilities	138,440	145,047
Total current liabilities	445,866	456,102
Long-Term Borrowings	1,156,457	1,147,733
Noncurrent Financing Lease Obligations	119,014	115,325
Noncurrent Operating Lease Liabilities	78,239	66,111
Deferred Income Taxes	175,069	191,465
Other Noncurrent Liabilities	51,218	52,600
Total Liabilities	2,025,863	2,029,336
Commitments and Contingencies (see Note 9)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 131,836,607 and 131,481,967 issued and outstanding as of June 27, 2025 and September 27, 2024, respectively	1,318	1,315
Additional paid-in capital	937,051	928,082
(Accumulated deficit) retained earnings	(34,330)	2,565
Accumulated other comprehensive loss	(21,811)	(28,911)
Total Equity	882,228	903,051
Total Liabilities and Equity	$2,908,091	$2,932,387
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 27, 2024	131,482	$1,315	$928,082	$2,565	$—	$(28,911)	$903,051
Net Income	—	—	—	832	—	—	832
Dividends Declared ($0.035 per common share)	—	—	—	(4,610)	—	—	(4,610)
Other Comprehensive Loss (1)	—	—	—	—	—	(3,157)	(3,157)
Share-based compensation expense	—	—	5,180	—	—	—	5,180
Issuance of common stock upon exercise of stock options or awards of restricted stock units	219	2	—	—	—	—	2
Tax payments related to shares withheld for share based compensation plans	—	—	(1,708)	—	—	—	(1,708)
Balance, December 27, 2024	131,701	$1,317	$931,554	$(1,213)	$—	$(32,068)	$899,590
Separation-related adjustments	—	$—	$—	$—		$—	$—
Net Loss	—	—	—	(27,830)	—	—	(27,830)
Dividends Declared ($0.035 per common share)	—	—	—	(4,611)	—	—	(4,611)
Other Comprehensive Income	—	—	—	—	—	1,238	1,238
Share-based compensation expense	—	—	7,977	—	—	—	7,977
Issuance of common stock upon exercise of stock options or awards of restricted stock units	80	1	(1)	—	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(90)	—	—	—	(90)
Balance, March 28, 2025	131,781	$1,318	$939,440	$(33,654)	$—	$(30,830)	$876,274
Separation-related adjustments	—	$—	$—	$—	$—	$—	$—
Net Loss	—	—	—	(676)	—	—	(676)
Other Comprehensive Income ...	—	—	—	—	—	9,019	9,019
Share-based compensation expense	—	—	(2,148)	—	—	—	(2,148)
Issuance of common stock upon exercise of stock options or awards of restricted stock units	56	—	—	—	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(241)	—	—	—	(241)
Balance, June 27, 2025	131,837	$1,318	$937,051	$(34,330)	$—	$(21,811)	$882,228
__________________
(1) Includes $9.5 million of cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the nine months ended June 27, 2025.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 29, 2023	—	$—	$—	$—	$908,533	$(31,173)	$877,360
Separation-related adjustments	—	—	—	—	9,485	—	9,485
Issuance of common stock in connection with the Separation and reclassification of net parent investment(2)	131,225	1,312	916,706	—	(918,018)	—	—
Net Income	—	—	—	12,266	—	—	12,266
Dividends Declared ($0.035 per common share)	—	—	—	(4,599)	—	—	(4,599)
Other Comprehensive Income	—	—	—	—	—	6,640	6,640
Share-based compensation expense	—	—	4,716	—	—	—	4,716
Issuance of common stock upon exercise of stock options or awards of restricted stock units	212	2	71	—	—	—	73
Tax payments related to shares withheld for share based compensation plans	—	—	(1,783)	—	—	—	(1,783)
Balance, December 29, 2023	131,437	$1,314	$919,710	$7,667	$—	$(24,533)	$904,158
Separation-related adjustments	—	—	—	—	(3,079)	—	(3,079)
Issuance of common stock in connection with the Separation and reclassification of net parent investment	—	—	(3,079)	—	3,079	—	—
Net Income	—	—	—	5,965	—	—	5,965
Dividends Declared ($0.035 per common share)	—	—	—	(4,600)	—	—	(4,600)
Other Comprehensive Loss	—	—	—	—	—	(6,449)	(6,449)
Share-based compensation expense	—	—	4,731	—	—	—	4,731
Issuance of common stock upon exercise of stock options or awards of restricted stock units	14	1	84	—	—	—	85
Tax payments related to shares withheld for share based compensation plans	—	—	(100)	—	—	—	(100)
Balance, March 29, 2024	131,451	1,315	921,346	9,032	—	(30,982)	900,711
Separation-related adjustments	—	—	—	—	—	—	—
Issuance of common stock in connection with the Separation and reclassification of net parent investment	—	—	—	—	—	—	—
Net Income	—	—	—	5,037	—	—	5,037
Dividends Declared ($0.035 per common share)	—	—	—	(4,603)	—	—	(4,603)
Other Comprehensive Loss	—	—	—	—	—	(3,699)	(3,699)
Share-based compensation expense	—	—	3,856	—	—	—	3,856
Issuance of common stock upon exercise of stock options or awards of restricted stock units	27	—	—	—	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(125)	—	—	—	(125)
Balance, June 28, 2024	131,478	1,315	925,077	9,466	—	(34,681)	901,177

(2) The issuance of common stock in connection with the Separation consists of 130.7 million shares of common stock distributed and 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions.

The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net Income (Loss)	$(27,674)	$23,268
Adjustments to reconcile Net Income (Loss) to Net cash provided by operating activities:
Depreciation and amortization	107,674	105,500
Deferred income taxes	(16,002)	(10,166)
Share-based compensation expense	11,009	13,303
Asset write-down	189	980
Loss on sale of equity investment, net	2,150	—
(Gain) Loss on disposals of property and equipment	(726)	618
Amortization of debt issuance costs	2,662	1,478
Loss on extinguishment of debt	—	3,883
Changes in operating assets and liabilities:
Receivables, net	1,063	(17,230)
Inventories, net	(21,487)	21,136
Rental merchandise in service, net	(4,708)	178
Other current assets	(11,888)	(6,230)
Accounts payable	(1,494)	14,471
Accrued expenses and other current liabilities	19,203	54,511
Changes in other noncurrent liabilities	(22,718)	(16,900)
Changes in other assets	(3,879)	(10,932)
Other operating activities	(72)	(1,668)
Net cash provided by operating activities	33,302	176,200
Cash flows from investing activities:
Purchases of property and equipment and other	(43,102)	(50,787)
Proceeds from disposals of property and equipment	5,365	—
Proceeds from sale of equity investment	36,792	—
Other investing activities	(4,576)	—
Net cash used in investing activities	(5,521)	(50,787)
Cash flows from financing activities:
Proceeds from long-term borrowings	93,000	798,000
Payments of long-term borrowings	(85,000)	(879,500)
Payments of financing lease obligations	(25,630)	(22,572)
Net cash distributions to Parent	—	(6,051)
Dividend payments	(13,822)	(9,199)
Debt issuance costs	(1,628)	(11,134)
Other financing activities	(2,037)	(1,853)
Net cash used in financing activities	(35,117)	(132,309)
Effect of foreign exchange rates on cash and cash equivalents	69	(57)
Decrease in cash and cash equivalents	(7,267)	(6,953)
Cash and cash equivalents, beginning of period	31,010	36,051
Cash and cash equivalents, end of period	$23,743	$29,098
The accompanying notes are an integral part of these Consolidated Financial Statements.

VESTIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION:
Vestis Corporation ("Vestis", the "Company", "our",“we” or “us”) is a leading provider of uniforms and workplace supplies across the United States and Canada. The Company provides uniforms, mats, towels, linens, restroom supplies, first-aid supplies and safety products. The Company’s customer base participates in a wide variety of industries, including manufacturing, hospitality, retail, government, automotive, healthcare, food processing and pharmaceuticals. The Company serves customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations. The Company’s customers value the uniforms and workplace supplies it delivers as its services and products can help them reduce operating costs, enhance their brand image, maintain a safe and clean workplace and focus on their core business. The Company leverages its broad footprint and its supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts. In addition, the Company offers customized uniforms through direct sales agreements, typically for large, regional or national companies.
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
During the nine months ended June 28, 2024, certain Separation-related adjustments were recorded which included a net increase in total equity of $6.4 million. These adjustments primarily consisted of: (a) cash transfers paid to Aramark of $6.1 million to settle transactions related to the Separation, and (b) adjustments to the Company's deferred income tax liabilities totaling $12.7 million, net. No Separation-related adjustments were recorded that impacted equity for the three and nine months ended June 27, 2025.
Basis of Presentation
The Consolidated Financial Statements (the "Financial Statements") were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. The Financial Statements reflect the historical results of operations and comprehensive income for the three and nine months ended June 27, 2025 and June 28, 2024, the financial position as of June 27, 2025 and September 27, 2024, and the cash flows for the nine months ended June 27, 2025 and June 28, 2024 for the Company and are denominated in United

States (“U.S.”) dollars. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Receivables
Receivables represent amounts due from customers and are presented net of allowance for credit losses. Judgment and estimates are used in determining the collectability of receivables and evaluating the adequacy of the allowance for credit losses. The Company estimates and reserves for its credit loss exposure based on historical experience, current general and specific industry economic conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. Credit loss expense is classified within Selling, general and administrative expenses in the Consolidated Statements of Income. The allowance for credit losses was $30.8 million and $19.8 million, as of June 27, 2025 and September 27, 2024, respectively. The increase was primarily due to a $15.0 million adjustment to the allowance for credit losses that was recorded in the second quarter of fiscal 2025 based on updated estimates of collectability and to ensure the adequacy of the allowance for credit losses.

Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of June 27, 2025 and September 27, 2024, the Company’s reserve for inventory was approximately $17.0 million and $15.7 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification.
The components of inventories, net of allowances, are as follows (in thousands):

	June 27, 2025	September 27, 2024
Raw Materials	$47,422	$35,210
Work in Process	1,197	959
Finished Goods	138,373	128,744
Inventories, net	$186,992	$164,913
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

During the three and nine months ended June 27, 2025, the Company recorded $91.3 million and $266.2 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within Cost of services provided (exclusive of depreciation and amortization) on the Consolidated Statements of Income. During the three and nine months ended June 28, 2024, the Company recorded $86.6 million and $259.4 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within Cost of services provided (exclusive of depreciation and amortization) on the Consolidated Statements of Income.

Equity Method Investment
In the first quarter of fiscal 2025, the Company sold its equity stake in Aramark Uniform Services Japan Corporation for $36.8 million and recognized a loss of $2.2 million. The loss on the sale is recorded within Other Expense (Income), net.
Assets Held for Sale
Assets held for sale are recorded at the lower of their carrying value or estimated selling price less estimated costs to sell and are classified within Other current assets on the Consolidated Balance Sheets. Depreciation is suspended upon classification as held for sale. The highest and best use of these assets is as real estate properties for use or lease and the Company intends to sell them to third parties as quickly as practicable. As of June 27, 2025, two properties with an aggregate carrying value of $3.7 million were classified as held for sale. Both properties are part of the Company's United States segment. As of September 27, 2024, the Company had no assets classified as held for sale.
Accrued Expenses and Other Current Liabilities
As of June 27, 2025 and September 27, 2024, Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheets include insurance accruals related to automotive, general liability and workers' compensation reserves of $48.5 million and $31.9 million, respectively. The remaining components consist primarily of unearned income, interest and taxes.
Supplemental Cash Flow Information
During the three and nine months ended June 27, 2025, the Company paid interest related to principal debt of $20.9 million and $64.7 million, respectively. During the three and nine months ended June 28, 2024, the Company paid interest related to principal debt of $27.6 million and $79.7 million, respectively.
During the three and nine months ended June 27, 2025, the Company paid cash for income taxes of $14.5 million and $20.7 million, respectively. During the three and nine months ended June 28, 2024, the Company paid cash for income taxes of $3.4 million and $18.9 million, respectively.
As of June 27, 2025 and September 27, 2024, the Company had $6.1 million and $10.2 million, respectively, of capital expenditures recorded within Accounts Payable in the Consolidated Balance Sheets.
NOTE 2.    SEVERANCE:
Throughout 2024 and 2025, the Company reduced headcount to streamline and improve the efficiency and effectiveness of its operational and administrative functions. Severance charges for the three months ended June 27, 2025 and June 28, 2024 were $0.4 million and $1.0 million, respectively. Severance charges for the nine months ended June 27, 2025 and June 28, 2024, were $12.4 million and $1.4 million, respectively. The increase in the nine months ended June 27, 2025 is primarily attributable to recognized severance charges related to the departure of certain senior executives during the Company’s second fiscal quarter of 2025.
Severance payments made during the three months ended June 27, 2025 and June 28, 2024 were $2.6 million and $1.1 million, respectively. Severance payments made during the nine months ended June 27, 2025 and June 28, 2024 were $8.7 million and $2.9 million, respectively. As of June 27, 2025 and September 27, 2024, the Company had an accrual of approximately $6.4 million and $2.7 million, respectively, related to unpaid severance obligations.

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
During the quarter ended June 27, 2025, the Company identified a potential triggering event for impairment under Accounting Standard Codification (“ASC”) 350, Intangibles, Goodwill and Other. This conclusion was based on (i) a decline in financial performance, and (ii) a sustained decrease in the Company’s share price during the quarter ended June 27, 2025.

In response to these indicators, the Company performed a quantitative goodwill impairment test for both reporting units as of June 27, 2025. The fair value of each reporting unit was estimated using a combination of the income and market approaches, incorporating management’s most recent forecasts and market participant assumptions. The income approach included the application of discounted cash flow models, utilizing discount and terminal growth rate assumptions.

The results of the analysis indicate that the estimated fair value of each reporting unit exceeded its respective carrying value and therefore no impairment of goodwill was recognized as of the testing date. If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units within either of our segments, we may be required to record future impairment charges for goodwill.

Changes in total goodwill for our reporting units during the nine months ended June 27, 2025 are as follows (in thousands):

	September 27, 2024	Translation	June 27, 2025
United States	$896,237	$—	$896,237
Canada	67,607	(817)	66,790
Total	$963,844	$(817)	$963,027
Other intangible assets consist of (in thousands):

	June 27, 2025			September 27, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$387,674	$(207,690)	$179,984	$383,887	$(187,699)	$196,188
Trade names	16,386	—	16,386	16,585	—	16,585
	$404,060	$(207,690)	$196,370	$400,472	$(187,699)	$212,773
Customer relationship assets as of June 27, 2025 include additions of $3.7 million related to an asset acquisition that closed during the first quarter of fiscal 2025. Amortization of intangible assets for the three and nine months ended June 27, 2025 was approximately $6.8 million and $20.0 million, respectively. Amortization of intangible assets for the three and nine months ended June 28, 2024 was approximately $6.4 million and $19.4 million, respectively.

NOTE 4.    BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	June 27, 2025	September 27, 2024
Senior secured term loan facility, due September 2028	$477,500	$497,500
Senior secured term loan facility, due February 2031	665,000	665,000
Senior secured revolving facility, due September 2028	28,000	—
Total principal debt issued	1,170,500	1,162,500
Unamortized debt issuance costs	(12,589)	(13,164)
Unamortized discounts	(1,454)	(1,603)
Less - current portion	—	—
Long-term borrowings, net of current portion	$1,156,457	$1,147,733

Credit Agreement

On February 22, 2024, the Company entered into Amendment No. 1 to its Credit Agreement dated September 29, 2023 (as amended, the "Credit Agreement") and refinanced its $800 million Term Loan A-1 due September 2025 ("Term Loan A-1") with an $800 million Term Loan B-1 due February 2031 ("Term Loan B-1"). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due. The Term Loan B-1 interest rate for fiscal 2024 was at the Secured Overnight Financing Rate ("SOFR") plus 225 basis points and will adjust to SOFR plus 200 basis points once the Company reaches 3.30x Net Leverage as defined in the Credit Agreement. The Company recorded approximately $11.1 million of debt issuance costs related to Term Loan B-1 during fiscal 2024, which are presented as a reduction of debt in the Consolidated Balance Sheet and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Company also incurred an original issue discount of $2.0 million upon the issuance of the Term Loan B-1 which is presented as a reduction of debt in the Consolidated Balance Sheet and is amortized as a component of interest expense over the term of the related debt using the effective interest method.

In conjunction with Amendment No. 1 to the Credit Agreement and the repayment for Term Loan A-1, the Company recorded a $3.9 million non-cash loss during the second quarter of fiscal 2024 for the write-off of unamortized debt issuance costs to Interest Expense and Other, net on the Consolidated Statements of Income.

Recent Amendment to Credit Agreement

On May 1, 2025, the Company entered into Amendment No. 2 to its Credit Agreement. The amendment increased the net leverage covenant ratio from 4.50x to (i) 5.25x for any fiscal quarter ending prior to July 3, 2026, (ii) 5.00x for the fiscal quarter ending July 3, 2026 and (iii) 4.75x for the fiscal quarter ending October 2, 2026. Pursuant to the credit agreement, as amended, the net leverage covenant ratio will remain at 4.50x for the first quarter of fiscal 2027 through maturity.

This amendment also provided a $15 million bad debt expense adjustment to EBITDA in the fiscal quarter ended March 28, 2025 solely for the purposes of determining compliance with the financial covenants.

The principal amounts of both the revolving credit facility commitment and term loan facility remain unchanged following this amendment.

As part of this amendment, the Company agreed to limit the aggregate size of its A/R Facility (as defined in Note 14, Accounts Receivable Securitization Facility, below) and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the

Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026. In connection with the amendment, the Company paid fees of $1.6 million, which were deferred and are being amortized on the same basis as the previous unamortized debt issuance costs.

During the nine months ended June 27, 2025, the Company prepaid a principal amount of $20.0 million of its $700 million Term Loan A-2 due September 2028.
The weighted-average interest rate for our senior secured term loan facilities was 6.68% for the nine months ended June 27, 2025. The carrying amounts of the Company’s senior secured term loan facilities approximate their fair value as the interest rates are variable and reflective of market rates.

As of June 27, 2025, there was $28 million outstanding on the Company's $300 million revolving credit facility and $5.7 million of letters of credit outstanding, leaving $266.3 million available for borrowing. At June 27, 2025, the Company was in compliance with all covenants under its credit facilities.

NOTE 5.    DERIVATIVE INSTRUMENTS:
Prior to the Separation, Aramark entered into contractual derivative arrangements to manage changes in market conditions related to exposure to fluctuating gasoline, diesel and natural gas fuel prices at the Company. These derivative arrangements transferred in-kind to the Company upon the execution of the Separation and Distribution Agreement between the Company and Aramark, which was effective upon the Separation on September 30, 2023. Derivative instruments utilized during the period included pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index, and pay fixed/receive floating natural gas fuel agreements based on the Henry Hub New York Mercantile Exchange index in order to limit the Company's exposure to price fluctuations for gasoline, diesel, and natural gas fuel mainly for the Company’s operations. The Company did not enter into any new derivative arrangements for the three and nine months ended June 27, 2025 or the fiscal year ended September 27, 2024. As of September 27, 2024, all derivative instruments had reached maturity and thus, no derivative instruments were recognized as either assets or liabilities on the Consolidated Balance Sheet.
The corresponding impact on earnings related to the contractual derivative arrangements have been recorded within the Consolidated Statement of Income for the three and nine months ended June 28, 2024.
Derivatives not Designated in Hedging Relationships

The Company does not record its gasoline, diesel and natural gas fuel agreements as hedges for accounting purposes. As of June 27, 2025, the Company did not have fuel contracts outstanding. As of June 28, 2024, the Company had gasoline contracts for approximately 0.1 million gallons through June of fiscal 2024. The impact on earnings related to the change in fair value of these unsettled contracts were gains of $0.1 million and $0.1 million for the three and nine months ended June 28, 2024, respectively. As of June 28, 2024, the Company had $0.1 million of gasoline fuel agreements recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheet.
The following table summarizes the location of realized and unrealized loss (gain) for the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands):

		Three months ended
	Income Statement Location	June 27, 2025	June 28, 2024
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$—	$315

		Nine months ended
	Income Statement Location	June 27, 2025	June 28, 2024
Gasoline, diesel and natural fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$—	$2,588
NOTE 6.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Three months ended		Nine months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
United States:
Uniforms	$237,678	$255,401	$716,601	$792,459
Workplace Supplies	375,624	381,438	1,124,491	1,139,677
Total United States	613,302	636,839	1,841,092	1,932,136

Canada:
Uniforms	$22,749	$23,603	$67,642	$73,831
Workplace Supplies	37,748	37,806	114,094	115,572
Total Canada	60,497	61,409	181,736	189,403

Total Revenue	$673,799	$698,248	$2,022,828	$2,121,539
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

The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the three and nine months ended June 27, 2025 or three and nine months ended June 28, 2024. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within Accrued expenses and other current liabilities on the Consolidated Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in Other Assets on the Consolidated Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.

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
During the three months ended June 27, 2025 and June 28, 2024, the Company recorded $5.5 million and $5.3 million, respectively, of expense related to employee sales commissions within Selling, general and administrative expenses on the Consolidated Statements of Income. During the nine months ended June 27, 2025 and June 28, 2024, the Company recorded $16.3 million and $15.8 million, respectively, of expense related to employee sales commissions within Selling, general and administrative expenses on the Consolidated Statements of Income.
As of June 27, 2025 and September 27, 2024, the Company has $106.6 million and $105.8 million, respectively, of employee sales commissions recorded as assets within Other Assets on the Company’s Consolidated Balance Sheets.
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
The following table summarizes operating lease costs, consisting of fixed lease costs, variable lease costs and short-term lease costs. Additionally, the table summarizes finance lease costs, consisting of amortization of right-of-use asset and interest on lease liabilities (in thousands):

	Three months ended		Nine months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Lease costs:
Operating lease costs	$11,271	$11,019	$33,398	$31,748
Finance lease costs	$10,604	$9,522	$31,074	$27,635

Supplemental cash flow information related to leases for the periods reported was as follows (in thousands):

	Nine months ended
	June 27, 2025	June 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,391	$18,169
Operating cash flows from finance leases	5,340	4,241
Financing cash flows from finance leases	25,630	22,572
Lease assets obtained in exchange for lease obligations:
Operating leases	$26,513	$27,004
Finance leases	31,898	31,906
Other information related to operating lease right-of-use assets, net and operating lease liabilities was as follows:

	June 27, 2025	September 27, 2024
Weighted average remaining lease term (in years)
Operating leases	5.9	6.1
Finance leases	5.6	5.7
Weighted average discount rate
Operating leases	6.7%	6.1%
Finance leases	4.9%	4.6%
Future minimum lease payments under non-cancelable leases as of June 27, 2025 are as follows (in thousands):

	Operating leases	Finance leases	Total
2025 (remaining three months)	$6,921	$10,260	$17,181
2026	25,395	38,243	63,638
2027	22,124	33,733	55,857
2028	18,645	29,262	47,907
2029	14,365	24,362	38,727
Thereafter	34,807	38,467	73,274
Total future minimum lease payments	$122,257	$174,327	$296,584
Less: Interest	(23,442)	(22,453)	(45,895)
Present value of lease liabilities	$98,815	$151,874	$250,689
NOTE 8.    SHARE-BASED COMPENSATION:
During the three and nine months ended June 27, 2025, the Company granted equity awards to the Company's executives and employees. The following table summarizes the share-based compensation expense and related information for time-based employee stock options (“TBOs”), time-based restricted stock units (“RSUs”), performance stock units (“PSUs”), and deferred stock units ("DSUs") classified within Selling, general and administrative expenses on the Consolidated Statements of Income (in thousands).

	Three months ended		Nine months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
TBOs	$615	$1,015	$4,464	$3,201
RSUs	1,274	1,704	6,083	5,216
PSUs	(4,037)	1,137	462	3,439
DSUs	—	—	—	1,447
	$(2,148)	$3,856	$11,009	$13,303
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended June 27, 2025:

	Shares Granted (in thousands)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	982	$5.49
RSUs	1,139	$11.32
PSUs	324	$16.64
Total	2,445
Time-Based Options
The TBOs granted during the nine months ended June 27, 2025, vest solely based upon continued employment over a three-year time period. All TBOs remain exercisable for ten years from the date of grant. The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility was derived from a peer group’s historical volatility as Vestis does not have sufficient historical volatility based on the expected term of the underlying options. The dividend yield for the grants was based on the annualized value of the quarterly dividend on the grant date. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

The below table summarizes the TBOs valuation assumptions used in the Black-Scholes model during the nine months ended June 27, 2025:

Expected volatility	31.25% - 31.81%
Expected dividend yield	0.87% - 1.18%
Expected life (in years)	6.0 - 6.0
Risk-free interest rate	4.08% - 4.42%

Time-Based Restricted Stock Units
Except for a grant to the Company's Chief Executive Officer, the agreements for RSU grants awarded during the three and nine months ended June 27, 2025, state that 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the grant date, provided the participant remains employed with Vestis through each such anniversary. For the RSUs granted to the Company's Chief Executive Officer, the agreement specifies vesting on the third anniversary of the grant date. The grant-date fair value of RSUs is based on the fair value of Vestis' common stock. Participants holding RSUs will receive additional RSUs equivalent to dividends paid on shares. The unvested units are subject to forfeiture if employment is terminated for reasons other than death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Performance Stock Units
Under the Vestis Corporation 2023 Long-Term Incentive Plan, Vestis is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Vestis’ achievement of the performance condition. During the nine months ended June 27, 2025, Vestis granted PSUs subject to the level of achievement of cumulative adjusted EBITDA results, cumulative adjusted free cash flow results and a total shareholder return modifier for the cumulative performance period of three years and the participant’s continued employment with Vestis. Vestis is accounting for these grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
NOTE 9.    COMMITMENTS AND CONTINGENCIES:

From time to time, the Company and its subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business or otherwise related to the Company, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below with respect to the shareholder class action lawsuits and shareholder derivative action lawsuits, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of June 27, 2025 and September 27, 2024, the Company has $7.5 million and $6.6 million, respectively, recorded as liabilities within Accrued expenses and other current liabilities and $18.2 million and $19.0 million, respectively, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of

June 27, 2025 and September 27, 2024, the Company has $12.1 million and $11.8 million, respectively, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs alleged that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs sought damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. During fiscal 2024, the parties reached a settlement agreement, which was subject to final court approval. The settlement included, among other terms, a monetary component of $3.1 million. On May 6, 2025, the court issued an order granting final approval of the settlement. The third-party administrator has distributed the settlement funds to the settlement class members and administration of the settlement is expected to be complete before the end of fiscal 2025. The full amount of the settlement was provided for within Accrued expenses and other current liabilities in the Consolidated Balance Sheet as of September 27, 2024. During the three months ended June 27, 2025, the Company paid the settlement amount of $3.1 million.

With respect to the below matters, the Company cannot predict the outcome of these legal matters, nor can it predict whether any outcome may be materially adverse to its business, financial condition, results of operations or cash flows. The Company intends to vigorously defend these matters.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to the Company’s business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs and on November 22, 2024, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 25, 2025 and plaintiffs filed an opposition to defendants' motion to dismiss on May 2, 2025. Defendants' reply brief in further support of their motion to dismiss was filed on June 2, 2025. A hearing on the motion to dismiss is scheduled for August 29, 2025.
On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis' shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023. On October 7, 2024, the Court granted a stipulation to consolidate multiple related actions involving similar company defendants, including the Vestis action, solely for purposes of adjudicating an omnibus motion to dismiss the complaints in each of those actions. On October 11, 2024, Vestis and the other consolidated defendants filed an omnibus motion to dismiss. The Court held a hearing on the omnibus motion to dismiss on May 14, 2025 and Vestis is awaiting the Court's decision.
On May 16, 2025, a purported Vestis shareholder commenced a derivative action against certain of Vestis’ current and former directors and former officers, in the United States District Court for the Northern District of Georgia, captioned Gribe v. Scott, et al., Case No. 1:25-cv-02726-TWT. The complaint seeks unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaint (in which Vestis is named as a nominal defendant) contains similar allegations to the parallel securities class action, entitled Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The complaint generally alleges, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaint also alleges, among other things, claims against the individual defendants for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and claims against Vestis' former officers for contribution under Section 10(b) of the Securities Exchange Act of 1934. On June 17, 2025, the parties made a joint application to stay the action pending resolution of the motion to dismiss filed in the Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., case. On June 18, 2025, the Court granted the parties’ joint application and stayed the action pending further order of the Court.

On June 9, 2025, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its former officers, in the United States District Court for the Southern District of New York, captioned Torres v. Vestis Corporation, et al., Case No. 1:25-cv-04844. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between May 2, 2024 and May 6, 2025, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to our business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. Motions for appointment as lead plaintiff and lead counsel are due to be filed with the Court on or before August 8, 2025.

On July 29, 2025, a purported Vestis shareholder commenced a derivative action against certain of Vestis’ current and former directors and former officers, in the United States District Court for the Southern District of New York, captioned Gribe v. Scott, et al., Case No. 1:25-cv-06234. The complaint seeks unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaint (in which Vestis is named as a nominal defendant) contains similar allegations to the parallel securities class action, entitled Torres v. Vestis Corporation, et al., Case No. 1:25-cv-04844. The compliant generally alleges, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaint also alleges, among other things, claims against the individual defendants for violation of Section 14(a) of the Exchange Act, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and claims against Vestis' former officers for contribution under Section 10(b) of the Securities Exchange Act of 1934.

On July 31, 2025, a purported Vestis shareholder commenced a derivative action against certain of Vestis’ current and former directors and former officers, in the United States District Court for the Northern District of Georgia, captioned Hollin v. Scott, et al., Case No. Case 1:25-cv-04268-TWT. The complaint seeks unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaint (in which Vestis is named as a nominal defendant) contains similar allegations to the securities class action, entitled Torres v. Vestis Corporation, et al., Case No. 1:25-cv-04844, pending in the United States District Court for the Southern District of New York. The complaint generally alleges, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaint also alleges, among other things, claims against the individual defendants for violation of Section 14(a) of the Exchange Act, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and claims against Vestis' former officers for contribution under Section 10(b) of the Securities Exchange Act of 1934. On August 4, 2025, plaintiff voluntarily dismissed the action in the Northern District of Georgia and refiled the complaint on August 5, 2025, in the United States District Court for The Southern District of New York, captioned Hollin v. Scott, et al., Case No. 1:25-cv-06414.

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

Financial information by segment is as follows (in thousands):

	Three months ended		Nine months ended
Revenue	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
United States	$613,302	$636,839	$1,841,092	$1,932,136
Canada	60,497	61,409	181,736	189,403
Total Revenue	$673,799	$698,248	$2,022,828	$2,121,539

	Three months ended		Nine months ended
Operating Income	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
United States	$40,684	$64,520	$117,270	$209,796
Canada	2,518	1,293	6,508	6,824
Total Segment Operating Income	43,202	65,813	123,778	216,620
Corporate	(18,241)	(28,290)	(76,988)	(88,445)
Total Operating Income (Loss)	$24,961	$37,523	$46,790	$128,175

	Three months ended		Nine months ended
Reconciliation to Income Before Income Taxes	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Total Operating Income (Loss)	$24,961	$37,523	$46,790	$128,175
Interest Expense, Net	(22,495)	(29,857)	(67,921)	(96,715)
Other (Expense) Income, net	(3,215)	471	(12,270)	1,841
Income (Loss) Before Income Taxes	$(749)	$8,137	$(33,401)	$33,301
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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three months ended		Nine months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Earnings (Loss):
Net Income (Loss)	$(676)	$5,037	$(27,674)	$23,268
Shares:
Basic weighted-average shares outstanding	131,812	131,543	131,719	131,486
Effect of dilutive securities(1)	—	290	—	299
Diluted weighted-average shares outstanding	131,812	131,833	131,719	131,785

Basic Earnings (Loss) Per Share	$(0.01)	$0.04	$(0.21)	$0.18
Diluted Earnings (Loss) Per Share	$(0.01)	$0.04	$(0.21)	$0.18

Antidilutive securities(1)	—	2,932	—	2,165

__________________
(1)Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive. There was no dilutive effect of share-based awards for the three and nine months ended June 27, 2025 due to the net loss incurred in those periods.
NOTE 12.    INCOME TAXES:

The Company's effective tax rate was 9.7% and 38.1% for the three months ended June 27, 2025 and June 28, 2024, respectively. For the nine months ended June 27, 2025 and June 28, 2024, the Company's effective tax rate was 17.1% and 30.1%, respectively. The Company’s effective rate for the three and nine months ended June 27, 2025 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, federal tax credits, and our international operations in jurisdictions with higher income tax rates. The Company’s effective rate for the three and nine months ended June 28, 2024 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book income relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act ("Act"), a comprehensive legislative package that includes significant changes to federal tax policy. The Act, among other corporate provisions, includes the permanent extension of 100% bonus depreciation and the repeal of mandatory capitalization of domestic research and experimental expenditures. The Company is currently assessing the impact of the Act, but we do not expect it to have a material impact on our estimated annual effective tax rate in 2025.

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

Transition Services Agreement - governs services between the Company and Aramark and their respective affiliates to provide each other on an interim, transitional basis, various services, including, but not limited to, administrative, information technology and cybersecurity support services and certain finance, treasury, tax and governmental function services. The services commenced on the distribution date and terminate no later than 24 months following the distribution date. As of September 27, 2024, the services under the Transition Services Agreement were completed and no services were rendered during the three and nine months ended June 27, 2025.

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

During the three and nine months ended June 28, 2024, the Company paid $2.6 million and $10.5 million, respectively, to Aramark under the various agreements described above. No amounts were paid during the three and nine months ended June 27, 2025. There are no amounts due from or to Aramark, associated with the above agreements, as of June 27, 2025.
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
As of June 27, 2025 and September 27, 2024, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $211.9 million and $229.0 million, respectively. Additionally, during the nine months ended June 27, 2025, the Company transferred accounts receivable of $1,903.6 million to the SPE, and the Company collected $1,918.8 million of accounts receivable transferred to the SPE under the A/R Facility. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions which are sold to the Purchasers in exchange for cash. Unsold accounts receivable of $159.6 million and $157.8 million were pledged by the SPE as collateral to the Purchasers as of June 27, 2025 and September 27, 2024, respectively.
The Company incurred fees for the A/R Facility of $3.2 million and $9.7 million for the three and nine months ended June 27, 2025, which were reflected within Other Expense (Income), net in the Consolidated Statement of Income. The fees due to the Purchaser are considered to be a loss on the sale of accounts receivable. There were no AR Facility fees for the three and nine months ended June 28, 2024.
Cash activity related to the facility is reflected in Net cash provided by operating activities in the Consolidated Statement of Cash Flows.
NOTE 15.    EQUITY:
Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended June 27, 2025 and June 28, 2024 were as follows (in thousands):

	Three Months Ended June 27, 2025
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of March 28, 2025	$(25,731)	$(5,099)	$(30,830)
Other comprehensive income	9,019	—	9,019
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	9,019	—	9,019
Balance as of June 27, 2025	$(16,712)	$(5,099)	$(21,811)

	Nine Months Ended June 27, 2025
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 27, 2024	$(23,812)	$(5,099)	$(28,911)
Other comprehensive loss	(2,350)	—	(2,350)
Amounts reclassified from accumulated other comprehensive loss(1)	9,450	—	9,450
Net current period other comprehensive income	7,100	—	7,100
Balance as of June 27, 2025	$(16,712)	$(5,099)	$(21,811)
__________________
(1) Represents cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the nine months ended June 27, 2025.

	Three Months Ended June 28, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of March 29, 2024	$(25,912)	$(5,070)	$(30,982)
Other comprehensive loss	(3,699)	—	(3,699)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(3,699)	—	(3,699)
Balance as of June 28, 2024	$(29,611)	$(5,070)	$(34,681)

	Nine Months Ended June 28, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 29, 2023	$(26,103)	$(5,070)	$(31,173)
Other comprehensive loss	(3,508)		(3,508)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(3,508)	—	(3,508)
Balance as of June 28, 2024	$(29,611)	$(5,070)	$(34,681)

Dividends

For the three months ended June 28, 2024, the Company paid dividends in the amount of $4.6 million. No dividends were paid during the three months ended June 27, 2025. For the nine months ended June 27, 2025 and June 28, 2024, the Company paid dividends in the amount of $13.8 million and $9.2 million, respectively.

As part of the May 1, 2025 amendment to the Company's Credit Agreement disclosed in Note 4. Borrowings, the Company agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the three and nine months ended June 27, 2025 and June 28, 2024 should be read in conjunction with our audited Consolidated and Combined Financial Statements and the notes to those statements for the fiscal year ended September 27, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2024.
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
All amounts discussed are in thousands of U.S. dollars, unless otherwise indicated.
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
Fiscal Year
Our fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal year ended September 27, 2024 is a 52-week period and the fiscal year ending October 3, 2025 is a 53-week period.
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
On May 1, 2025, we amended our Credit Agreement. As part of the amendment, among other things, we agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as we are then in compliance with the financial covenants and (ii) when we achieve a net leverage ratio below or equal to 4.5x as of the last day of two consecutive quarters through the end of fiscal 2026.
Our financial performance and the sustained decrease in our share price during the quarter ended June 27, 2025 created a triggering event causing us to perform a quantitative goodwill impairment test for both reporting units as of June 27, 2025. While no impairment of goodwill was recognized as of the testing date, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units within either of our segments, we may be required to record future impairment charges for goodwill.

Results of Operations Three Months Ended June 27, 2025 compared with June 28, 2024
The following table presents an overview of our results along with the amount of and percentage change between periods for the three months ended June 27, 2025 and June 28, 2024 (dollars in thousands).

	Three Months Ended		Change	Change
	June 27, 2025	June 28, 2024	$	%
Revenue	$673,799	$698,248	$(24,449)	(3.5%)
Operating Expenses:
Cost of services provided(1)	491,681	495,759	(4,078)	(0.8%)
Depreciation and amortization	34,856	34,925	(69)	(0.2%)
Selling, general and administrative expenses	122,301	130,041	(7,740)	(6.0%)
Total Operating Expenses	648,838	660,725	(11,887)	(1.8%)
Operating Income (Loss)	24,961	37,523	(12,562)	(33.5%)
Interest Expense, net	22,495	29,857	(7,362)	(24.7%)
Other Expense (Income), net	3,215	(471)	3,686	(782.6%)
Income (Loss) Before Income Taxes	(749)	8,137	(8,886)	(109.2%)
Provision (Benefit) for Income Taxes	(73)	3,100	(3,173)	(102.4%)
Net Income (Loss)	$(676)	$5,037	$(5,713)	(113.4%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $673.8 million decreased $24.4 million, or 3.5%, for the three months ended June 27, 2025 compared to the three months ended June 28, 2024. As reported, the decline in revenue compared to the prior year reflects an $18.6 million decline in uniforms and a $5.8 million decline in workplace supplies. Consolidated revenue for the three months ended June 27, 2025 was negatively impacted by $0.8 million related to the effects of fluctuations in foreign exchange rates on currency. In addition to the effects of fluctuations in foreign exchange rates on currency, rental revenue declined $18.0 million while direct sales declined $5.6 million. The $18.0 million decline in rental revenue was primarily due to a $14.6 million decline from lost business in excess of new business and a $3.4 million decline in revenue related to existing customers. The decline in direct sales revenue of $5.6 million was primarily attributable to a $4.3 million unfavorable impact from the previously anticipated loss of a national account customer. Excluding that, direct sales decreased $1.3 million when compared to the prior year.
Cost of services provided decreased $4.1 million, or 0.8%, for the three months ended June 27, 2025 compared to the three months ended June 28, 2024. The decrease was primarily driven by a of $7.1 million reduction in delivery costs, and a $4.3 million decline in direct sales merchandise costs on lower direct sales revenue. These decreases were partially offset by a $4.9 million increase in rental merchandise amortization, and a $2.5 million increase in plant operating costs.
Depreciation and amortization expense of $34.9 million for the three months ended June 27, 2025 decreased $0.1 million, or 0.2%, compared to the three months ended June 28, 2024.
Selling, general and administrative expenses ("SG&A") decreased $7.7 million, or 6.0%, for the three months ended June 27, 2025 compared to the three months ended June 28, 2024. The decrease in SG&A was primarily due to a decrease in share-based compensation of $6.0 million, a decrease in separation-related charges of $3.6 million and a $2.6 million reduction in other administrative costs, offset by an increase in selling costs of $4.5 million.
Operating income of $25.0 million decreased from $37.5 million, or 33.5%, for the three months ended June 27, 2025 compared to the three months ended June 28, 2024 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $7.4 million for the three months ended June 27, 2025 compared to the three months ended June 28, 2024 primarily due to lower average outstanding debt as a result of entering into the A/R Facility on August 2, 2024.
Other expense, net of other income, increased $3.7 million for the three months ended June 27, 2025 compared to the three months ended June 28, 2024 primarily due to a loss on sale of accounts receivable for the A/R Facility of $3.2 million, as these costs were not incurred during the three months ended June 28, 2024.
The provision for income taxes for the three months ended June 27, 2025 was recorded at an effective rate of 9.7% compared to an effective rate of 38.1% for the three months ended June 28, 2024. The Company’s effective rate for the three months ended June 27, 2025 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, federal tax credits, and our international operations in jurisdictions with higher income tax rates. The Company’s effective rate for the three months ended June 28, 2024 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book income relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates.
Net loss of $0.7 million for the three months ended June 27, 2025 represented a decrease of $5.7 million, or 113.4%, compared to net income of $5.0 million for the three months ended June 28, 2024, due to the impact of changes to revenue and expenses noted above.

Results of Operations Nine Months Ended June 27, 2025 compared with June 28, 2024
The following table presents an overview of our results along with the amount of and percentage change between periods for the nine months ended June 27, 2025 and June 28, 2024 (dollars in thousands).

	Nine months ended		Change	Change
	June 27, 2025	June 28, 2024	$	%
Revenue	$2,022,828	$2,121,539	$(98,711)	(4.7%)
Operating Expenses:
Cost of services provided(1)	1,476,932	1,502,557	(25,625)	(1.7%)
Depreciation and amortization	107,674	105,500	2,174	2.1%
Selling, general and administrative expenses	391,432	385,307	6,125	1.6%
Total Operating Expenses	1,976,038	1,993,364	(17,326)	(0.9%)
Operating Income (Loss)	46,790	128,175	(81,385)	(63.5%)
Interest Expense, net	67,921	96,715	(28,794)	(29.8%)
Other Expense (Income), net	12,270	(1,841)	14,111	(766.5%)
Income (Loss) Before Income Taxes	(33,401)	33,301	(66,702)	(200.3%)
Provision (Benefit) for Income Taxes	(5,727)	10,033	(15,760)	(157.1%)
Net Income (Loss)	$(27,674)	$23,268	$(50,942)	(218.9%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $2,022.8 million decreased $98.7 million, or 4.7%, for the nine months ended June 27, 2025 compared to the nine months ended June 28, 2024. As reported, the decline in revenue compared to the prior year reflects an $82.0 million decline in uniforms and a $16.7 million decline in workplace supplies. Consolidated revenue for the nine months ended June 27, 2025 was negatively impacted by $6.2 million related to the effects of fluctuations in foreign exchange rates on currency. In addition to the impact of effects of fluctuations in foreign exchange rates on currency, rental revenue declined $71.3 million and direct sales declined $21.2 million. The $71.3 million decline in rental revenue was primarily due to a $52.8 million decline from lost business in excess of new business and an $18.5 million decline in revenue related to existing customers. The decline in direct sales revenue of $21.2 million was primarily attributable to a $15.5 million unfavorable impact from the previously anticipated loss of a national account customer.
Cost of services provided decreased $25.6 million, or 1.7%, for the nine months ended June 27, 2025 compared to the nine months ended June 28, 2024. The decrease was primarily driven by a $16.0 million reduction in delivery costs, and a $15.3 million decline in direct sales merchandise costs on lower direct sales revenue. These decreases were partially offset by a $6.9 million increase in rental merchandise amortization.
Depreciation and amortization expense of $107.7 million for the nine months ended June 27, 2025 increased $2.2 million, or 2.1%, compared to the nine months ended June 28, 2024.
Selling, general and administrative expenses ("SG&A") increased $6.1 million, or 1.6%, for the nine months ended June 27, 2025 compared to the nine months ended June 28, 2024. The increase in SG&A was primarily due to an increase of $19.5 million in the Company's bad debt expense, which includes an adjustment to the Company's allowance for credit losses in the amount of $15.0 million based on updated estimates of collectability and an increase in severance charges of $11.4 million primarily related to the departure of certain former executives. These impacts were partially offset by a decrease in general and administrative wages of $8.4 million, a decrease of $8.4 million in separation-related charges, a decrease in professional service costs of $3.9 million and a decrease in share-based compensation of $2.3 million.

Operating income of $46.8 million decreased 63.5% for the nine months ended June 27, 2025 compared to the nine months ended June 28, 2024 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $28.8 million for the nine months ended June 27, 2025 compared to the nine months ended June 28, 2024 primarily due to lower average outstanding debt during the nine months ended June 27, 2025 as compared to the nine months ended June 28, 2024.
Other expense, net of other income, increased $14.1 million for the nine months ended June 27, 2025 compared to the nine months ended June 28, 2024 primarily due to a loss on sale of accounts receivable for the A/R Facility of $9.7 million, as these costs were not incurred during the nine months ended June 28, 2024. Other expense, net of other income, was also negatively impacted by a $2.2 million loss on sale of an equity investment and by a $2.0 million decrease in income from the equity method investment, both of which were due to the sale of the equity investment in the first quarter of fiscal year 2025.
The provision for income taxes for the nine months ended June 27, 2025 was recorded at an effective rate of 17.1% compared to an effective rate of 30.1% for the nine months ended June 28, 2024. The Company’s effective rate for the nine months ended June 27, 2025 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, federal tax credits, and our international operations in jurisdictions with higher income tax rates. The Company’s effective rate for the nine months ended June 28, 2024 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book income relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates.
Net loss of $27.7 million for the nine months ended June 27, 2025 represented a decrease of $50.9 million, or 218.9%, compared to net income of $23.3 million for the nine months ended June 28, 2024 due to the impact of changes to revenue and expenses noted above.

Results of Operations—United States Results Three Months Ended June 27, 2025 compared with June 28, 2024
The following table presents an overview of our United States reportable segment results along with the amount of and percentage change between periods for the three months ended June 27, 2025 and June 28, 2024 (dollars in thousands).

	Three Months Ended		Change	Change
	June 27, 2025	June 28, 2024	$	%
Segment Revenue	$613,302	$636,839	$(23,537)	(3.7%)
Segment Operating Income	40,684	64,520	(23,836)	(36.9%)
Segment Operating Income %	6.6%	10.1%
United States revenue of $613.3 million decreased $23.5 million, or 3.7%, for the three months ended June 27, 2025 compared to the three months ended June 28, 2024. The decline in revenue compared to the prior year reflects a $17.7 million decline in uniforms and a $5.8 million decline in workplace supplies which corresponds to a $17.8 million decline in rental revenue and a $5.7 million decline in direct sales. The $17.8 million decline in rental revenue is primarily due to a $14 million decline from lost business in excess of new business and a $3.8 million decline in revenue related to existing customers. The decline in direct sales revenue of $5.7 million was primarily attributable to a $4.3 million unfavorable impact from the previously anticipated loss of a national account customer. Excluding that, direct sales decreased $1.4 million when compared to the prior year.

Segment operating income of $40.7 million for the three months ended June 27, 2025 decreased $23.8 million, or 36.9%, compared to the three months ended June 28, 2024, primarily driven by the decrease in revenue during the three months ended June 27, 2025, as described above.
Segment operating income margin decreased approximately 350 basis points from 10.1% for the three months ended June 28, 2024 to approximately 6.6% for the three months ended June 27, 2025.

Results of Operations—United States Results Nine Months Ended June 27, 2025 compared with June 28, 2024
The following table presents an overview of our United States reportable segment results along with the amount of and percentage change between periods for the nine months ended June 27, 2025 and June 28, 2024 (dollars in thousands).

	Nine months ended		Change	Change
	June 27, 2025	June 28, 2024	$	%
Segment Revenue	$1,841,092	$1,932,136	$(91,044)	(4.7%)
Segment Operating Income	117,270	209,796	(92,526)	(44.1%)
Segment Operating Income %	6.4%	10.9%

United States revenue of $1,841.1 million decreased $91.0 million, or 4.7%, for the nine months ended June 27, 2025 compared to the nine months ended June 28, 2024. The decline in revenue compared to the prior year reflects an $75.8 million decline in uniforms and a $15.2 million decline in workplace supplies which corresponds to an $71.1 million decline in rental revenue and a $19.9 million decline in direct sales revenue. The $71.1 million decline in rental revenue was primarily due to a $49.5 million decline from lost business in excess of new business and a $21.6 million decline in revenue related to existing customers. The decline in direct sales revenue of $19.9 million was primarily attributable to a $15.5 million unfavorable impact from the previously anticipated loss of a national account customer.

Segment operating income of $117.3 million for the nine months ended June 27, 2025 decreased $92.5 million, or 44.1%, compared to the nine months ended June 28, 2024, primarily driven by the decrease in revenue during the nine months ended June 27, 2025, as described above.
Segment operating income margin decreased approximately 450 basis points from 10.9% for the nine months ended June 28, 2024 to approximately 6.4% for the nine months ended June 27, 2025.

Results of Operations—Canada Results Three Months Ended June 27, 2025 compared with June 28, 2024
The following table presents an overview of our Canada reportable segment results along with the amount of and percentage change between periods for the three months ended June 27, 2025 and June 28, 2024 (dollars in thousands).

	Three Months Ended		Change	Change
	June 27, 2025	June 28, 2024	$	%
Segment Revenue	$60,497	$61,409	$(912)	(1.5%)
Segment Operating Income	2,518	1,293	1,225	94.7%
Segment Operating Income %	4.2%	2.1%
Canada revenue of $60.5 million decreased $0.9 million, or 1.5%, for the three months ended June 27, 2025 compared to the three months ended June 28, 2024. As reported, the decline in revenue compared to the prior year reflects a $0.8 million decline in uniforms and a $0.1 million decline in workplace supplies. Canada revenue for the three months ended June 27, 2025 was negatively impacted by $0.8 million related to the effects of fluctuations in foreign exchange rates on currency. Excluding the effects of fluctuations in foreign exchange rates on currency, rental revenue decline by $0.2 million offset by a $0.1 million increase in direct sales.
Segment operating income of $2.5 million for the three months ended June 27, 2025 increased $1.2 million, or 94.7%, compared to the three months ended June 28, 2024.
Segment operating income margin increased approximately 210 basis points from 2.1% for the three months ended June 28, 2024, to approximately 4.2% for the three months ended June 27, 2025.
Results of Operations—Canada Results Nine Months Ended June 27, 2025 compared with June 28, 2024
The following table presents an overview of our Canada reportable segment results along with the amount of and percentage change between periods for the nine months ended June 27, 2025 and June 28, 2024 (dollars in thousands).

	Nine months ended		Change	Change
	June 27, 2025	June 28, 2024	$	%
Segment Revenue	$181,736	$189,403	$(7,667)	(4.0%)
Segment Operating Income	6,508	6,824	(316)	(4.6)%
Segment Operating Income %	3.6%	3.6%

Canada revenue of $181.7 million decreased $7.7 million, or 4.0%, for the nine months ended June 27, 2025 compared to the nine months ended June 28, 2024. As reported, the decline in revenue compared to the prior year reflects a $6.2 million decline in uniforms and a $1.5 million decline in workplace supplies. The nine months ended June 27, 2025 was negatively impacted by $6.2 million related to the effects of fluctuations in foreign exchange rates on currency. In addition to the effects of fluctuations in foreign exchange rates on currency, rental revenue declined $0.1 million and direct sales declined $1.4 million.
Segment operating income of $6.5 million for the nine months ended June 27, 2025 decreased $0.3 million, or 4.6%, compared to the nine months ended June 28, 2024.
Segment operating income margin was 3.6% for both the nine months ended June 27, 2025 and the nine months ended June 28, 2024.
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

On May 1, 2025, the Company amended its Credit Agreement. As part of the amendment, the Company agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.
On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries of the Company entered into a three-year $250.0 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services ("SPE"), who in turn, may sell the receivables to one or more financial institutions ("Purchasers"). The net proceeds of the A/R Facility were used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. As of June 27, 2025 and September 27, 2024, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $211.9 million and $229.0 million, respectively.
As of June 27, 2025, we had approximately $23.7 million of cash and cash equivalents and $266.3 million of availability for borrowing under our Revolving Credit Facility. As of June 27, 2025, we had $1,170.5 million of total principal debt compared to $1,162.5 million as of September 27, 2024. The servicing of this debt will be supported by cash flows from our operations.
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
The table below summarizes our cash activity (in thousands):

	Nine months ended
	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$33,302	$176,200
Net cash used in investing activities	(5,521)	(50,787)
Net cash used in financing activities	(35,117)	(132,309)
Reference to the Consolidated Statements of Cash Flows will facilitate an understanding of the discussion that follows.
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $33.3 million for the nine months ended June 27, 2025 and $176.2 million for the nine months ended June 28, 2024. The decrease in net cash provided by operating activities of $142.9 million was due in part to the net loss for the nine months ended June 27, 2025 of $27.7 million compared to net income for the nine months ended June 28, 2024 of $23.3 million, as discussed in "Results of Operations" above.

Additionally, the decrease in net cash provided by operating activities was also impacted by the change in operating assets and liabilities of $83.3 million, when comparing the nine months ended June 27, 2025 to the nine months ended June 28, 2024, which was, in part, due to investments in inventory during the nine months ended June 27, 2025 to support new customers and more effectively serve existing customers. Also, approximately $6.0 million of the increase in cash used for inventory is related to tariff pre-buy. Changes in accounts payable and accrued expenses reflect reduced operational spending, due in part to the decrease in revenue and certain cost reduction initiatives. Changes in accounts receivable reflect improved collections.
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities of $5.5 million for the nine months ended June 27, 2025 was $45.3 million lower relative to the nine months ended June 28, 2024 primarily due to $36.8 million of net proceeds from the sale of an equity investment, proceeds from the disposal of property and equipment of $5.4 million, and $7.7 million lower year-over-year purchases of property and equipment. This activity was partially offset by cash outflow of $4.6 million associated with a tuck-in acquisition completed during the first quarter of fiscal 2025.
Cash Flows Provided by (Used in) Financing Activities
During the nine months ended June 27, 2025, cash used in financing activities was primarily impacted by the following:
•proceeds from long-term borrowings, net of repayments, of $8.0 million;
•payments related to finance leases of $25.6 million; and
•dividend payments of $13.8 million.
During the nine months ended June 28, 2024, cash used in financing activities was primarily impacted by the following:
•payments for long-term borrowings, net of proceeds, of $81.5 million;
•payments related to finance leases of $22.6 million;
•cash transferred to Aramark of $6.1 million;
•dividend payments of $9.2 million; and
•debt issuance costs of $11.1 million.
Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. There have not been material changes to our cash requirements since our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 22, 2024. Additional information regarding our obligations under debt and lease arrangements are provided in Note 4. "Borrowings" and Note 7. "Leases" to the Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
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
Prior to our May 1, 2025 amendment, which is described below, our Credit Agreement required us to maintain a maximum Consolidated Total Net Leverage Ratio, defined as consolidated total indebtedness in excess of unrestricted cash divided by Adjusted EBITDA (as defined in the Credit Agreement), not to exceed 5.25x for any fiscal quarter ending prior to March 31, 2025, and not to exceed 4.50x for any fiscal quarter ending on or after March 31, 2025, subject to certain exceptions. Consolidated total indebtedness is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any receivables facility. Adjusted EBITDA is defined in the Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.
The Credit Agreement establishes a minimum Interest Coverage Ratio, defined as Adjusted EBITDA (as defined in the Credit Agreement) divided by consolidated interest expense. The minimum Interest Coverage Ratio is required to be at least 2.00x for the term of the Credit Agreement.
Recent Amendment to Credit Agreement

On May 1, 2025, the Company entered into Amendment No. 2 to its Credit Agreement. This amendment increased the Consolidated Total Net Leverage Ratio from 4.50x to (i) 5.25x for any fiscal quarter ending prior to July 3, 2026, (ii) 5.00x for the fiscal quarter ending July 3, 2026 and (iii) 4.75x for the fiscal quarter ending October 2, 2026. Pursuant to this amendment, the Consolidated Total Net Leverage Ratio will remain at 4.50x for the first quarter of fiscal 2027 through maturity.

This amendment also provided a $15 million bad debt expense adjustment to Adjusted EBITDA in the fiscal quarter ended March 28, 2025 for the purposes of determining compliance with the financial covenants.

The principal amounts of both the revolving credit facility commitment and term loan facility remain unchanged following this amendment.

As part of this amendment, the Company agreed to limit the aggregate size of its A/R Facility and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.
At June 27, 2025, we were in compliance with all covenants under the Credit Agreement.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Consolidated and Combined Financial Statements included in our Annual Report on form 10-K, filed with the SEC on November 22, 2024. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our Consolidated Financial Statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on November 22, 2024. Management believes that there have been no significant changes during the nine months ended June 27, 2025 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2025 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of June 27, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.
A description of a settlement that we are party to is included in Note 9 to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q, and is incorporated herein by reference.
From time to time, Vestis and its subsidiaries are party to various other legal actions, proceedings and investigations involving claims incidental to the conduct of their business or otherwise related to us, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
Descriptions of six lawsuits that we are currently a party to are included in Note 9 to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q, and are incorporated herein by reference. We cannot predict the outcome of these legal matters, nor can we predict whether any outcome may be materially adverse to our business, financial condition, results of operations or cash flows. We intend to vigorously defend these matters.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 22, 2024, as supplemented in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended on March 28, 2025 filed with the SEC on May 7, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended June 27, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit No.	Description
10.1+
Employment Agreement, dated January 29, 2025, between Vestis Corporation and Kelly Janzen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2025)

10.2
Amendment No.2 to Credit Agreement dated as of May 1, 2025, among Vestis Corporation, as U.S. Borrower, Canadian Linen and Uniform Service Corp., as Canadian Borrower, and other subsidiaries of Vestis Corporation party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2025).

10.3
Amendment No. 1 to Letter Agreement dated May 5, 2025 by and among the Company and Keith A. Meister and Corvex (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2025)

10.4+	Employment Agreement dated as of May 5, 2025, between Vestis Corporation and Jim Barber (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2025)
10.5+*	Form of Jim Barber Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
10.6+*	Separation Agreement and Waiver and Release, dated as of May 28, 2025, between Vestis Corporation and Angela J. Kervin
10.7+*	Vestis Corporation Amended and Restated Deferred Compensation Plan
10.8+*	Form of Director Restricted Stock Unit Award Agreement (Time Vesting Cash Retainer Fee Conversion Award) Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
31.1*	Certification of Jim Barber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Kelly Janzen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Jim Barber, Chief Executive Officer and Kelly Janzen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Vestis' Quarterly Report on Form 10-Q for the period ended June 27, 2025 formatted in inline XBRL: (i) Consolidated Balance Sheets as of June 27, 2025 and September 27, 2024; (ii) Consolidated Statements of Income for the three and nine months ended June 27, 2025 and June 28, 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 27, 2025 and June 28, 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended June 27, 2025 and June 28, 2024; (v) Consolidated Statements of Changes in Equity for the three and nine months ended June 27, 2025 and June 28, 2024; and (vi) Notes to consolidated financial statements
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set
*Filed herewith.
+ Represents a management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2025.

Vestis Corporation

By:	/s/ Kelly Janzen
Name:	Kelly Janzen
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John Laveck
Name:	John Laveck
Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)