Form 10-K
period 2025-10-03
Vestis Corp
filed 2025-12-02
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of March 28, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1,146.7 million. The registrant had 131,866,818 shares of common stock outstanding as of November 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the securities laws. All statements that reflect our expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements. These statements include, but are not limited to, statements related to our recently announced restructuring plan, and statements of our expectations regarding the performance of our business, our financial results (including volume growth, pricing, sales and cash flows), our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as “believe,” “aim,” “anticipate,” “estimate,” “expect,” “future,” “goal,” “have confidence,” “intend,” “likely,” “look to,” “may,” “outlook,” “project,” “plan,” “seek,” “see,” “should,” “will,” “will be,” “will continue,” “will likely,” and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, and actual results or outcomes may differ materially from those that we expected. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions, we can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.
Such risks and uncertainties include, but are not limited to:
•unfavorable macroeconomic conditions, including as a result of government shutdowns, inflationary pressures and higher interest rates;
•the failure to retain current customers, renew existing customer contracts and obtain new customer contracts, which could result in continued stock volatility and potential future goodwill impairment charges;
•competition in our industry;
•our ability to comply with certain financial ratios, tests and covenants in our credit agreement, including the net leverage ratio;
•our significant indebtedness and ability to meet debt obligations and our reliance on an accounts receivable securitization facility;
•our ability to successfully execute or achieve the expected benefits of our restructuring plan and other measures we may take in the future;
•increases in fuel and energy costs and other supply chain challenges and disruptions, including as a result of military conflicts in Ukraine and the Middle East;
•increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our support services contracts;
•a determination by our customers to reduce their outsourcing or use of preferred vendors;
•implementation of new or increased tariffs and ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and retaliatory measures by foreign governments;
•the outcome of legal proceedings to which we are or may become subject, including securities litigation claims, that could result in significant legal expenses and settlement or damage awards;
•risks associated with suppliers from whom our products are sourced;
•challenge of contracts by our customers;
•currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act;
•increases in labor costs or inability to hire and retain key or sufficient qualified personnel;
•continued or further unionization of our workforce or any labor strikes;
•our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto;
•risks associated with our international operations;
•natural disasters, global calamities, climate change, pandemics, and other adverse incidents;
•liability resulting from our participation in multiemployer-defined benefit pension plans;
•liability associated with noncompliance with applicable law or other governmental regulations;
•laws and governmental regulations including those relating to the environment, wage and hour and government contracting;
•unanticipated changes in tax law;
•new interpretations of or changes in the enforcement of the government regulatory framework;
•a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches;

•stakeholder expectations relating to environmental, social and governance (“ESG”) considerations which may expose us to liabilities and other adverse effects on our business;
•any failure by Aramark to perform its obligations under the various separation agreements entered into in connection with the Separation;
•a determination by the IRS that the Separation or certain related transactions are taxable; and
•the other risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, as may be updated from time to time in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file with the Securities and Exchange Commission.
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

Summary of Risk Factors
An investment in Vestis is subject to a number of risks, including risks relating to its business and indebtedness, risks related to Vestis’ Separation from Aramark and risks related to Vestis’ common stock. Set forth below is a high-level summary of some, but not all, of these risks. Please read the information in the section entitled “Risk Factors” of this Annual Report for a more thorough description of these and other risks.

Risks Related to Vestis’ Business Operations
•Unfavorable economic conditions, including as a result of government shutdowns, inflationary pressures and higher interest rates, have in the past adversely affected, are currently adversely affecting and in the future could adversely affect Vestis’ business, financial condition or results of operations.
•Vestis’ failure to retain its current customers, renew its existing customer contracts on comparable terms and obtain new customer contracts could adversely affect Vestis’ business, financial condition or results of operations.
•An impairment charge of Vestis’ intangible assets, including goodwill, could have a negative impact on its financial condition and results of operations
•Competition in Vestis’ industry could adversely affect Vestis’ business, financial condition or results of operations.
•Vestis may not successfully execute or achieve the expected benefits of its restructuring plan and other measures it may take in the future, and its efforts may adversely affect its business, financial condition or results of operations.
•Increases in fuel and energy costs, including as a result of military conflicts in Ukraine and the Middle East, could materially and adversely affect Vestis’ business, financial condition or results of operations.
•Risks related to implementation of new or increased tariffs and ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and retaliatory measures by foreign governments.
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
•Vestis’ expansion strategy involves risks, including its ability to successfully integrate the businesses Vestis acquires and costs and timing related thereto.
•Natural disasters, global calamities, climate change, pandemics, terrorist acts, political unrest and other adverse incidents beyond Vestis’ control could adversely affect Vestis’ business, financial condition or results of operations.

Labor-Related Risks
•Continued or further unionization may increase Vestis’ costs and work stoppages could damage Vestis’ business.
•Vestis may incur significant liability as a result of its participation in multiemployer-defined benefit pension plans.

Legal, Regulatory, Safety and Security Risks

•Vestis is subject to legal proceedings, including securities class action claims, that could result in significant legal expenses and settlement or damage awards and may adversely affect its business, financial condition or results of operations.
•If Vestis fails to comply with requirements imposed by applicable law or regulations, it could significantly and adversely affect Vestis’ business, financial condition or results of operations.
•Environmental regulations may subject us to significant liability and limit our ability to grow
•Unanticipated changes in tax law could adversely impact Vestis’ financial results
•Vestis’ operations and reputation may be adversely affected by disruptions to or breaches of Vestis’ information systems or if Vestis’ data is otherwise compromised.
•We may use artificial intelligence in our business, which could result in reputational harm, competitive harm, and legal liability.
•Vestis expects that stakeholder expectations relating to environmental, social and governance (“ESG”) considerations may expose Vestis to liabilities, increased costs, reputational harm and other adverse effects on our business.
Risks Related to Vestis’ Indebtedness
•Vestis’ credit agreement contains certain financial ratios, tests and covenants, including a net leverage ratio, as well as restrictions that limit its flexibility in operating its business.
•Vestis has significant indebtedness that could adversely affect its business and profitability and its ability to meet other obligations.
•Vestis is subject to interest rate risk.
•If Vestis’ financial performance deteriorates, it may not be able to service its indebtedness.
Risks Related to Accounts Receivable Securitization Facility
•Vestis’ reliance on an accounts receivable securitization facility subjects Vestis to certain risks that could adversely affect its financial condition and results of operations.
Risks Related to the Separation
•Vestis has a limited history of operating as an independent company, and its historical financial information prior to the Separation is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.
•Vestis has repositioned its brand to remove the Aramark name, which could adversely affect its ability to attract and maintain customers.
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
Risks Related to Vestis’ Common Stock
•Vestis’s stock price has recently been volatile and may continue to be volatile in the future, and as a result, the value of its common stock may decline.
•Dividends may not be declared or paid to holders of Vestis’s common stock in the future. As a result, you may have to rely on stock appreciation for any return on your investment.
•Your percentage of ownership in Vestis may be diluted in the future.
•Anti-takeover provisions could enable Vestis’ Board of Directors to resist a takeover attempt by a third party and limit the power of its stockholders.
•Vestis’ amended and restated certificate of incorporation designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Vestis’ stockholders, which could discourage lawsuits against Vestis and the directors and officers.

PART I
Item 1.    Business
Overview

Vestis Corporation, a Delaware Corporation (“Vestis”, the “Company”, “our”, “we” or “us”) is a leading provider of uniform rentals and workplace supplies across the United States and Canada. We provide uniforms, mats, towels, linens, restroom supplies, first-aid supplies, safety products and other workplace supplies. In fiscal year 2025, we generated revenue of approximately $2.7 billion. We are one of the largest companies operating within the United States and Canada in our industry.
We have over 75 years of experience providing uniforms and workplace supplies and a broad footprint that supports efficient delivery of our services and products to more than 300,000 customer accounts (based on unique customer identification numbers) across the United States and Canada. Our customer base participates in a wide variety of industries including manufacturing, hospitality, retail, food processing, pharmaceuticals, healthcare and automotive. We serve customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations.

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
Our team consists of approximately 18,150 teammates who operate over 325 sites including laundry plants, satellite plants, distribution centers and manufacturing plants. We leverage our broad footprint and our supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts. In addition, we offer customized uniforms through direct sales agreements, typically for large regional or national companies.
On September 30, 2023 (the "Distribution Date"), Vestis Corporation completed its spin-off from Aramark (the "Spin-Off," or the “Separation”). On October 2, 2023 our common stock began regular-way trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “VSTS”. Our corporate headquarters are located in Roswell, Georgia.
Financial Profile
In fiscal year 2025, we generated revenue of approximately $2.7 billion, operating income of $64.4 million, or 2.4% of revenue, and a net loss of $40.2 million, or (1.5)% of revenue. Cash provided from operating activities was $64.2 million. Revenue from our recurring rental business comprised 95% of total revenue, with 5% from direct sales. The contracted and recurring nature of our business provides a meaningful level of predictability to annual revenue. Additionally, the diversity of our customer base and the variety of industries in which our customers participate results in relatively low exposure to discrete industry trends. Our revenue is diversified across numerous sectors and customers operating primarily in manufacturing, hospitality, retail, food processing, automotive and healthcare. These are all sectors where we have decades of expertise. Geographically, 91% of our fiscal year 2025 revenue was from sales in the United States, with the remaining 9% from sales in Canada.
Industry Overview
We operate within the uniforms, mats, towels, linens, restroom supplies, first-aid supplies and safety products industry in the United States and Canada. This includes businesses that outsource these services through rental programs or direct purchases, as well as businesses that maintain these services in-house.
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
Competition
Our industry is local in nature, fragmented and highly competitive. We believe we are a leading provider within this industry and we compete with national, regional and local providers who vary in size, scale, capabilities and product and service offering. Primary methods of competition include range of products, product quality, service quality and price.
Cintas Corporation and UniFirst Corporation are notable competitors of size, and we also have numerous local and regional competitors. Additionally, many businesses perform certain aspects of our product and service offerings in-house rather than outsourcing them.
Customers
Customers in our industry value the ability of providers to consistently deliver quality products on-time and with a high level of customer service. Additionally, they value trustworthy suppliers who partner with them to resolve workplace challenges that may arise with timely solutions that meet their needs.
We deliver to over 300,000 customer accounts (based on unique customer identification numbers) across the United States and Canada. We serve customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations. Our revenue is diversified across our many customers as demonstrated by the revenue generated from our 10 largest customers accounting for less than 10% of total revenue in fiscal year 2025.
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
Operations and Supply Chain
We operate a network of over 325 facilities including laundry plants, satellite plants, distribution centers and manufacturing plants along with a fleet of service vehicles that support over 3,300 pick-up and delivery routes. Our services and products are delivered to customers by route service representatives via delivery routes that originate from one of our laundry plants or satellite sites. Approximately 60% of our uniforms and linens are manufactured in our two manufacturing plants in Mexico. Our Mexican operations include approximately 189,000 square feet of manufacturing capacity and a 107,000 square foot distribution facility.
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

Our Competitive Advantages
We believe we have significant competitive advantages including our full-service uniform solution offering, size and scale, extensive network footprint and long-tenured customer relationships. Given our robust capabilities, scale and talent, we are well positioned to partner with customers for their future needs across a range of services, use cases and business strategies. Some of our key competitive strengths include:
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
Long-Tenured Customer Relationships: We deliver to over 300,000 customer accounts (based on unique customer identification numbers) and serve businesses which participate across numerous industries. We maintain long-term relationships with our customers due to the quality of our services and products, our ability to deliver on-time and our ability to provide workplace supplies and services that support our customers’ individual strategies and needs.
A key differentiator in our service model is the relationship between our route service representatives and customers. We work to build relationships and trust through weekly, face-to-face interactions with our customers. Retaining existing customers affords us more opportunities to cross-sell high-value workplace supplies.
Value Creation Strategy

We recently reviewed our strategic initiatives and priorities and decided to accelerate our near-term growth strategy in order to build a stronger foundation from which to scale in the future as well as drive sustainable and disciplined growth, profitability and return on invested capital. As a result, during the first quarter of fiscal 2026, we initiated a multi-year business transformation and restructuring plan (the “Plan”) that is intended to improve our profitability and cash flow generation. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Plan”, and Item 9B. Other Information, in this annual report on Form 10-K for additional information.

We are focused on the development, growth and expansion of our business, with increased flexibility to pursue independent strategic and financial plans, adapt quickly to the changing needs of our customers and sector dynamics, effectively allocate capital to invest in growth areas and accelerate decision-making processes. We are executing a long-term strategy built on three strategic priorities:
•Commercial Excellence;
•Operational Excellence; and
•Asset & Network Optimization.
Commercial Excellence
Our strategy will continue to focus on retaining customers, with an increased emphasis on cross-selling, investing in attractive sectors, margin accretive products and service offerings and adding new customers on existing routes to increase our route density. We believe that, by focusing on these areas, we will achieve higher growth rates with more attractive margin profiles.

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
Increase Cross-Selling to Leverage Fixed Costs: On average, our current customers take advantage of approximately 30% to 40% of our full line of services and products.  We continue to believe there is a significant opportunity to increase our wallet share with our existing customers through cross-selling additional services and products, including compelling adjacent services such as first aid and restroom supply services.  This is expected to result in growth with existing customers by increasing revenue while leveraging our existing delivery costs. We have invested in tools to support our trusted and tenured route service representative teammates as well as certain members of our sales force, and we are incentivizing them to pursue these opportunities with our existing customer base.
Targeting Attractive Sectors, Services and Products: We are implementing more targeted sales tools and strategies to drive growth across high-value sectors, services and products. Using enhanced data analytics and insights will enable us to focus on customer wins that improve our revenue mix at the right price.
Operational Excellence
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
We have identified key areas of opportunity to reduce our operating costs and expand margins across our business:
Workforce Management: We are working to reduce our labor costs by using targeted workforce reduction actions, and decreasing frontline turnover to improve plant productivity, reducing general and administrative costs and improving plant operations.
Merchandise Inventory Management: We are focused on managing merchandise in service costs across our system in order to support the profitability of new and existing business. Examples include the targeting of higher levels of garment and product reuse to reduce the issuance of new products and supply chain procurement strategies to reduce purchasing costs.

Performance-driven culture: We are focused on further strengthening our capabilities and enhancing competencies in functional areas that are core to the delivery of our strategy such as sales and marketing, pricing, procurement, logistics, technology, talent acquisition and retention and plant operations. We make decisions that are informed by data and implement performance measurements and incentives that are aligned with the achievement of our strategic objectives.
Asset and Network Optimization

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

Increasing Route Density. We are establishing route density metrics to target sales along existing customer routes. We will focus on implementing analytical and geographical prospecting tools that will aid and reward our sales representatives for delivering growth that increases route density and lowers our overall cost to serve per route.

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

We have approximately 18,150 teammates, primarily based in the United States, Canada and Mexico. Approximately 10,750 of our teammates are represented by labor unions. We work to maintain productive working relationships with these unions. During the first quarter of fiscal 2026, we approved and initiated a multi-year business transformation and restructuring plan that is intended to improve our profitability and cash flow generation, and includes certain planned workforce reduction actions (the “Plan”). In addition, during the fourth quarter of fiscal year 2025 and prior to development and approval of the Plan, we took certain workforce reduction actions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Plan” for additional information.
Inclusion and Belonging. We believe that it is beneficial to align our inclusion and belonging priorities with our business strategy.

We strive to achieve broad representation and an inclusive workforce where 50% of our Board of Directors are from underrepresented groups, including females who represent 40% of our Board of Directors. Additionally, 41% of our senior leadership team are from underrepresented groups including females, who represent 33% of our senior leadership team. We have multiple employee resource groups; examples include those supporting women, veterans, racially and ethnically diverse employees and the LGBTQ+ community.
Talent Acquisition, Development and Retention. Hiring, developing and retaining teammates is critical to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. We sponsor training and education programs for our teammates, from hourly teammates to upper levels of management, designed to enhance leadership and managerial capability, help ensure quality execution of our programs, drive customer satisfaction and increase return on investment.
Community Engagement. We have a strong culture of community engagement and as we move forward as an independent, standalone company, we will continue to build upon it by developing a community engagement program unique to our business that is aligned with our strategy, teammates, the customers we serve and the communities where we operate.
Compensation, Benefits, Safety and Wellness. In addition to offering market competitive salaries and wages, we offer comprehensive health and retirement benefits to our teammates. Our core health and welfare benefits are supplemented with specific programs to manage or improve common health conditions and include a variety of voluntary wellness benefits and paid time away from work programs. We also provide programs designed to promote physical, emotional and financial well-being.
Government Regulation

Our business is subject to various federal, state, international, national, provincial and local laws and regulations, in areas such as environmental, labor, employment, immigration, privacy and data security, tax, transportation, health and safety, antitrust, anti-corruption, import/export, consumer protection, false claims and lobby and procurement laws. In addition, our facilities are subject to periodic inspection by federal, state, provincial, local and international authorities. We have various controls and procedures designed to comply with applicable laws and regulations and we may face increased operating costs or material capital investments to maintain compliance. Our compliance requirements are subject to the nature of our equipment and operations, legislative changes, or changes in regulatory interpretation, implementation or enforcement. If we fail to comply with applicable laws, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements or debarments from government contracts.
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
Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on- or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or located at sites that we acquired or operated in the past or to which we have sent waste for off-site disposal, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous materials. We may not know whether our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We actively manage the sites which we know require remediation and monitoring in conjunction with regulators and relevant partners. Based on these activities and various estimates and assumptions, we determine our estimated costs and liabilities. While environmental compliance is not a material component of our costs, we invest in equipment, technology and operating expenses, primarily for water treatment and waste removal, on a regular basis in order to comply with environmental laws and regulations, and to promote the safety of our teammates, customers, and communities.
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
•We focus on the efficient use of fossil fuels to reduce related emissions. We seek to increase route efficiency with technology and processes that reduce travel time, distance and fuel consumption. For example, information from our telematics technology gives us the visibility needed to reduce the amount of idling in our fleet.
Our Board of Directors and executive leadership are committed to leading a socially responsible organization that supports the health of our planet, cares for our employees, invests in the communities we work in and conducts business in an ethical manner with appropriate governance.
Available Information

We file annual, quarterly and current reports as well as other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the internet at the SEC's website at www.sec.gov. Our principal internet address is www.vestis.com where we make available free of charge our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it, to the SEC. You may request a copy of our SEC filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Vestis Corporation
1035 Alpharetta Street
Suite 2100
Roswell, Georgia 30075
Telephone: 470-226-3655
Attention: Corporate Secretary

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
Risks Related to Our Business Operations
Unfavorable economic conditions have in the past adversely affected, are currently adversely affecting and in the future could adversely affect our business, financial condition or results of operations.

Unfavorable economic conditions may arise during times of national and international economic downturns, or may be attributed to government shutdowns, implementation of new or increased tariffs and ongoing changes in U.S. and foreign government trade policies (including potential modifications to existing trade agreements and retaliatory measures by foreign governments), inflationary or deflationary pressures, natural disasters, calamities, public health crises, political unrest, terrorist acts and global conflicts. Unfavorable economic conditions may also contribute to supply chain disruptions, geopolitical events, global energy shortages, major central bank policy actions including interest rate increases, public health crises or other factors. Unfavorable economic conditions could adversely affect the demand for our products and services. For example, in the early stages of the COVID-19 pandemic, we were negatively affected by reduced employment levels at our customers’ locations and declining levels of business and customer spending. In addition, adverse economic conditions, including increases in labor costs, labor shortages, higher materials and other costs, supply chain disruptions, inflation and other economic factors could increase our costs of selling and providing the products and services we offer, which in turn could have a material adverse impact on our business, financial condition or results of operations. Moreover, the impact of inflation on various areas of our business, including labor and product costs, has affected our business, financial condition and results of operations, and we may not be able to mitigate any future impacts of inflation by increases in pricing for our goods and services. We are unable to predict any future trends in the rate of inflation, and if (and to the extent that) we are unable to recover higher costs in the event of future increases in inflation, such increases in inflation could adversely affect our business, financial condition or results of operations.
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

Our success depends on our ability to retain our current customers, renew our existing customer contracts and obtain new business on commercially favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourself from our competitors. In addition, customers are increasingly focused on and requiring us to set targets and meet standards related to environmental sustainability matters, such as greenhouse gas emissions, packaging, waste and wastewater. We typically incur substantial start-up and operating costs and experience lower profit margin and operating cash flows in connection with the establishment of new business, and in periods with higher rates of new business, we have experienced and expect to continue to experience negative impact to our profit margin and our cash flows. In recent quarters, we have experienced rental revenue declines resulting from lost business in excess of new business, as well as declines in rental revenue related to existing business. There can be no assurance that we will be able to obtain new business, renew existing customer contracts at the current or higher levels of pricing or that our current customers will not turn to competitors, cease operations, elect to in-source or terminate contracts with us. These risks may be exacerbated by current economic conditions due to, among other things, increased cost pressure at our customers, tight labor markets and heightened competition in a contracted marketplace. The failure to renew a significant number of our existing contracts, including on the same or more favorable terms, could have a material adverse effect on our business, financial condition or results of operations, and the failure to obtain new business could have an adverse impact on our growth and financial results.

An impairment charge of our intangible assets, including goodwill, could have a negative impact on our financial condition and results of operations.

Our total assets reflect substantial intangible assets, primarily goodwill. Goodwill and other intangible assets are not amortized and are subject to impairment testing at least annually. Future events may cause impairments of our goodwill or other intangible assets based on factors such as the price of our common stock, projected cash flows, assumptions used or other variables. For example, we determined it was appropriate to perform an interim quantitative impairment assessment of goodwill due to the existence of a possible impairment indicator as of June 27, 2025 resulting from a decline in financial performance, and a sustained decrease in our share price during the quarter ended June 27, 2025. Our analysis was further updated during the quarter ended October 3, 2025 as part of our annual impairment assessment. We did not identify an impairment during these assessments, however if our future operating performance were to continue to decline, or if there are further sustained declines in our stock price, among other things, we could incur, under current applicable accounting rules, goodwill impairment charges. The amount of any potential future impairment charge could be significant and could have a negative impact on our financial condition and results of operations for the period in which the charge is taken.

We may not successfully execute or achieve the expected benefits of our restructuring plan and other measures we may take in the future, and our efforts may adversely affect our business, financial condition or results of operations.

During the first quarter of fiscal 2026, we initiated a business transformation and restructuring plan (the “Plan”), to support Vestis’ initiatives to streamline the organizational structure, improve operational efficiency and optimize both our assets and our network. In addition, prior to development and approval of the Plan, we took certain workforce reduction actions during the fourth quarter of fiscal year 2025. These measures are intended to address our short and long-term objectives and are based on our current estimates, assumptions, and forecasts, which are subject to known and unknown risks and uncertainties. Implementation of the Plan and any other initiatives may not achieve our expected benefits, may be disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, the Plan could result in personnel attrition beyond our planned reduction in headcount or could reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, could affect our ability to attract highly skilled employees, or may otherwise adversely affect our business, financial condition or results of operations.

Increases in fuel and energy costs, including as a result of military conflicts in Ukraine and the Middle East, could adversely affect our business, financial condition or results of operations.

The prices of fuel and energy to run our vehicles, equipment and facilities are volatile and fluctuate based on factors outside of our control. For example, geopolitical developments, such as the ongoing military conflict in Ukraine and the recent military conflict in the Middle East, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns, including the impact of legislative and regulatory efforts to limit greenhouse gas emissions, and public health emergencies, have from time to time disrupted supply chains and caused increased fuel prices. Our operating margins have been and may continue to be impacted by such increased fuel prices. Continuing or additional increases in fuel and energy costs could have a material adverse effect on our business, financial condition or our results of operations.

Risks related to implementation of new or increased tariffs and ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and retaliatory measures by foreign governments

Changes in United States trade policy, including the recent imposition of tariffs, could have a material adverse impact on our business, financial condition, and results of operations. In fiscal 2025, the U.S. government imposed additional tariffs on a significant number of countries and threatened to further increase the scope and amount of tariffs in the event of retaliatory countermeasures. The future of existing tariffs, and the possibility of new tariffs, remains uncertain. These new tariffs have had, and may continue to have, an impact on our business, financial condition and results of operations. In addition, new and existing tariffs and other trade measures and retaliations may in the future directly impair our business by increasing costs or disrupting established supply chains. The imposition of new tariffs or increases in existing tariffs on goods imported from countries where we or our suppliers operate could result in increased costs for raw materials, components, or finished goods. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact demand for our products in international markets. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.
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
Insolvency or business disruption experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our standards, labor problems experienced by our suppliers, the availability of raw materials and labor to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, tariffs, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. Certain of our raw materials and products are currently and may in the future be limited to a single supplier, and if such a supplier faces any difficulty in supplying the materials or products, we may not be able to find an alternative supplier in a timely manner or at all. Current global supply chain disruptions caused by the current macroeconomic environment, recovery from the COVID-19 pandemic and the ongoing military conflict in Ukraine have resulted, and may continue to result, in delivery delays as well as lower fill rates and higher substitution rates for a wide-range of products. We do not have direct operations in the Middle East, but the recent conflict in Israel and the potential for re-escalation of tensions in the region, may disrupt global markets and impact our supply chain. While we have continued to modify our business model in response to the current environment, including proactively managing inflation and global supply chain disruption, through supply chain initiatives and by implementing pricing, including temporary fees, as appropriate, to cover incremental costs, there is no guarantee that we will be able to continue to do so successfully or on comparable terms in the future if supply chain disruptions continue or worsen.
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

Our expansion strategy involves risks, including our ability to successfully integrate the businesses we acquire and costs and timing related thereto.
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
We operate primarily in the United States and Canada. During fiscal 2025, approximately 91% of our revenue was generated in the United States and approximately 9% of our revenue was generated in Canada. In addition, we operate manufacturing plants and a distribution center in Mexico that collectively employ approximately 1,900 personnel as of October 3, 2025. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing or conflicting national and local regulatory requirements and laws, as well as cybersecurity, data protection and supply chain laws; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, value-added tax (“VAT”) and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; local political and social conditions; and the ability to comply with the terms of government assistance programs.
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

Natural disasters, global calamities, climate change, terrorist acts, political unrest and other adverse incidents beyond our control could adversely affect our business, financial condition or results of operations.

Natural disasters, such as hurricanes, fires, floods, droughts and tornadoes, and other unexpected events, such as fires at or near our facilities, severe weather conditions, geopolitical conflicts, political unrest, war or terrorist activities, unplanned outages, supply disruptions, or failure of equipment or systems, could adversely affect our consolidated results of operations. For example, in the past, due to more geographically isolated natural disasters, such as wildfires in the western United States and hurricanes and extreme cold conditions in the southern United States, we experienced lost and closed customer locations, business disruptions and delays, the loss of inventory and other assets, and asset impairments. The effects of global climate change will likely increase the frequency and severity of such natural disasters and may also impact the availability of water resources, forests or other natural resources.

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
We believe much of our future growth and success depends on the continued availability, service and well-being of entry level personnel. We have had and may continue to have difficulty in hiring and retaining qualified personnel, particularly at the entry level. We will continue to have significant requirements to hire such personnel. At times, when the United States or other geographic regions experience reduced levels of unemployment or a general scarcity of labor as has been seen in recent periods, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, a general difficulty finding sufficient employees or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Compliance and claims of non-compliance with these regulations could result in liability and expense to us. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor-intensive nature of our businesses, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our business, financial condition or results of operations.
Continued or further unionization of our workforce may increase our costs and work stoppages could damage our business.
Approximately 10,750 of our employees were represented by labor unions and covered by over 200 collective bargaining agreements with various terms and dates of expiration. There can be no assurance that any current or future issues with our employees will be resolved or that we will not encounter future strikes, work stoppages or other disputes with labor unions or our employees. A work stoppage or other limitations on our operations and facilities for any reason could have an adverse effect on our business, financial condition or results of operations.

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
Legal, Regulatory, Safety and Security Risks

We are subject to legal proceedings, including securities class action claims, that could result in significant legal expenses and settlement or damage awards and may adversely affect our business, financial condition or results of operations.

We are subject to various litigation claims and legal proceedings, including securities class actions, personal injury, customer contract, acquisition-related, environmental and employment claims. Certain of these lawsuits, or any potential future lawsuits, if decided adversely to us or settled by us, may result in liability and expense material to our consolidated financial condition and consolidated results of operations. See “Item 3. Legal Proceedings”. We may in the future become subject to additional claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our business, financial condition or results of operations.
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
Additionally, we may be under examination by the taxing authorities for historical tax positions, and we regularly assess the likelihood of adverse outcomes resulting from these audits. While we believe that our current tax (benefits)/ provisions are appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposure. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
Our operations and reputation may be adversely affected by disruptions to or breaches of our information systems or if our data is otherwise compromised.
We are increasingly utilizing information technology systems, some of which are managed by third parties, to process, summarize, transmit, and store electronic information that is critical to operating our business efficiently and effectively. Our information systems and infrastructure are used to support our operations and manage key business processes, including, but not limited to, administrative functions, financial and operational data, ordering, point-of-sale processing and payment and the management of our supply chain, to enhance the efficiency of our business and to improve the overall experience of our customers. In the ordinary course of business, we directly or indirectly maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former customers, employees and third parties. Such information may include employee, customer, supplier and other third-party data that may contain personal information, personal health information, and/or personal credit information.

Our systems and the systems of third parties are subject to damage or interruption from power outages, telecommunication failures, state or federal infrastructure failures, natural disasters and other catastrophic events, implementation delays or difficulties, as well as human errors by employees or third-party service providers. These systems are also vulnerable to an increasing threat of cyber-based attacks, including malicious software, denial of service attacks, attempts to gain unauthorized access to data, including social engineering that attempts to fraudulently induce employees or others to improperly disclose confidential information, the exploitation of software and operating vulnerabilities and physical device tampering/skimming at card reader units. Techniques used to obtain unauthorized access, disable or degrade service or sabotage systems evolve rapidly, and may be difficult to detect until after they are already deployed, potentially allowing them to persist within our systems and the systems of third parties for extended periods of time. As a result, we and our third-party vendors may be unable to anticipate these techniques or to implement adequate preventative measures.
We are subject to data privacy, handling, and protection laws and regulations in the United States and internationally where we do business. We also have contractual obligations and security standards, each designed to protect the personal information of customers, employees and other third parties that we directly or indirectly collect and maintain. These laws and regulations and contractual obligations continue to evolve in an effort to keep pace with cyber-attacks and protection programs, which require us to routinely review and amend the legal framework we have in place.

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

Cybersecurity related laws, regulations and obligations are increasing in complexity and number, change frequently and may be inconsistent across the various jurisdictions in which we operate. Additionally, the federal government and some states have adopted, are considering or in the future may adopt similar data protection laws. Our systems and the systems maintained or used by third parties to process data on our behalf may not be able to satisfy these changing legal and regulatory requirements or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.

During the normal course of business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems. While we believe that prior compromises of our systems have not had, in the aggregate, a material adverse impact on our business, financial condition or results of operations, we may expect events of this nature to continue as cyber-based attacks become more sophisticated and more frequent. Any damage to, or compromise or breach of, our systems or the systems of our vendors could impair our ability to conduct our business, result in transaction errors, result in corruption or loss of accounting or other data, which could cause delays in our financial reporting, and result in a violation of applicable privacy and other laws, significant legal and financial exposure, reputational damage, adverse publicity and a loss of confidence in our security measures. Any such event could cause us to incur substantial costs, including costs associated with systems remediation, customer protection, litigation, lost revenue or the failure to retain or attract customers following an attack. The failure to properly respond to any such event could also result in similar exposure to liability. The occurrence of some or all of the foregoing could have a material adverse effect on our results of operations, financial condition, business and reputation.

We may use artificial intelligence in our business, which could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, results of operations and financial condition.

We may leverage artificial intelligence, including generative artificial intelligence and machine learning, to support our business operations. We may in the future also use products and services from third parties that use integrated artificial intelligence technology. Our competitors or other third parties may incorporate artificial intelligence into their operational processes more quickly or more successfully than us, which could have a material adverse effect on our competitive position, reputation and operations. In addition, there are significant risks involved in developing and deploying artificial intelligence and there can be no assurance that the usage of artificial intelligence will be beneficial to our business, including our efficiency or profitability. The legal, regulatory and compliance environments surrounding the design and use of artificial intelligence technology - involving federal, state and foreign regulators - are evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in artificial intelligence-related litigation and government regulatory actions targeting the design, deployment and other uses of artificial intelligence, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities and defamation. Any of these risks could have an adverse effect on our results of operations, financial condition, business and reputation.
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
Risks Related to Our Indebtedness

Our credit agreement contains certain financial ratios, tests and covenants, including a net leverage ratio, as well as restrictions that limit our flexibility in operating our business.

Our credit agreement requires us to satisfy and maintain specified financial ratios, tests and other covenants, including a net leverage ratio covenant. On May 1, 2025, we entered into an amendment to our credit agreement. The amendment increased the net leverage covenant ratio from 4.50x to (i) 5.25x for any fiscal quarter ending prior to July 3, 2026, (ii) 5.00x for the fiscal quarter ending July 3, 2026 and (iii) 4.75x for the fiscal quarter ending October 2, 2026. Pursuant to the credit agreement, as amended, the net leverage covenant ratio will remain at 4.50x for the first quarter of fiscal 2027 through maturity. Our ability to meet the financial leverage ratio covenant and certain other financial ratios, tests and covenants can be affected by events beyond our control and, in the event of a significant deterioration of our financial performance, there can be no assurance that we will satisfy those ratios, tests and covenants. A breach of any of these covenants could result in a default under the credit agreement. Upon our failure to maintain compliance with these covenants that is not waived by the lenders under the credit agreement, the lenders under the credit facilities could elect to declare all amounts outstanding under the credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If we were unable to repay those amounts, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the credit agreement. If the lenders under the credit agreement accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay those borrowings, as well as our unsecured indebtedness.

In addition, our credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:
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

In addition, on May 1, 2025, as part of the amendment to our credit agreement, among other things, we agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as we are then in compliance with the financial covenants and (ii) when we achieve a net leverage ratio below or equal to 4.5x as of the last day of two consecutive quarters through the end of fiscal 2026. Accordingly, the terms of our credit agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
We have significant indebtedness that could adversely affect our business and profitability and our ability to meet other obligations.
We have approximately $1,168.5 million of borrowings outstanding as of October 3, 2025 under our senior secured credit agreement (the “Credit Agreement”), and we may incur additional indebtedness in the future. This significant amount of debt could potentially have important consequences to us and our debt and equity investors, including:
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
The historical information about Vestis in this 10-K for the fiscal year ended September 29, 2023 refers to Vestis as operated by and integrated with Aramark. The historical financial information of Vestis included in this 10-K for the fiscal year ended September 29, 2023 is derived from the Combined Financial Statements and accounting records of Aramark. Accordingly, the historical financial information included in this 10-K for this period does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:
•Generally, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, have historically been satisfied as part of the corporate-wide cash management policies of Aramark. Following the completion of the Separation, our results of operations and cash flows have been more volatile, and we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.
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
We have repositioned our brand to remove the Aramark name, which could adversely affect our ability to attract and maintain customers.
We historically marketed our products and services using the “Aramark” name and logo, which is a globally recognized brand with a strong reputation for high-quality products and services. Following the Separation, subject to limited exceptions, we repositioned our brand and updated, as applicable, our products and services using the “Vestis” name or other names and marks and have discontinued using the “Aramark” name and logo in connection with our service offerings. These new names and brands may not benefit from the same recognition and association with product quality as the Aramark name, which could adversely affect our ability to attract and maintain our customers, who may prefer to use products with a more established brand identity.
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

Risks Related to our Common Stock

Our stock price has recently been volatile and may continue to be volatile in the future, and as a result, the value of our common stock may decline.

Our stock price has recently been volatile and may continue to be volatile in the future. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, many of which we cannot control, such as the risk factors described in this report and other factors beyond our control such as such as quarterly fluctuations in financial results, fluctuations in the operations or valuations of companies perceived by investors to be comparable to us, our ability to meet analysts' expectations, our trading volume, and negative conditions or trends in the industry in which we operate. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, descriptions of certain lawsuits that we are currently a party to are included in Note 9 to the consolidated and combined financial statements in Part II, Item 8 of this annual report on Form 10-K, and are incorporated herein by reference. While we intend to vigorously defend these matters, we cannot predict the outcome of these legal matters, nor can we predict whether any outcome may be materially adverse to our business, financial condition, results of operations or cash flows. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business, financial condition or results of operations.

Dividends may not be declared or paid to holders of our common stock in the future. As a result, you may have to rely on stock appreciation for any return on your investment.

While, historically, we have at times paid quarterly dividends, the timing, declaration, amount and payment of any future dividends are within the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by our Board of Directors. For example, on May 1, 2025, we amended our credit agreement. As part of the amendment, among other things, we agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as we are then in compliance with the financial covenants and (ii) when we achieve a net leverage ratio below or equal to 4.5x as of the last day of two consecutive quarters through the end of fiscal 2026. Thus, there can be no assurance that we will in the future pay such dividends or the amount of such dividends. As a result, you may have to rely on stock appreciation for any return on your investment.
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
•as long as the Board of Directors is classified, our directors can be removed by stockholders only for cause;

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
Item 1B.    Unresolved Staff Comments.

None.
Item 1C.    Cybersecurity.

Risk Management and Strategy

Cybersecurity risk management is a critical component of the Company’s overall risk management. The Company proactively addresses cybersecurity risk through a comprehensive cybersecurity program to identify, protect, respond to, and manage any reasonably foreseeable cybersecurity risks, threats and incidents. The Company’s cybersecurity risk management program is aligned with the International Standards Organization (ISO 27001:2022) and mapped to National Institute of Standards Special Publication 800-53 Revision 5 (NIST 800-53). The Company’s cybersecurity program is integrated into the Company’s overarching enterprise risk management program.

The Company’s Chief Information Security Officer (CISO) is responsible for developing and managing the Company’s cybersecurity program and reporting on cybersecurity matters to management, the Audit Committee and the Company’s Board of Directors. The CISO has over twenty years of cybersecurity and technology experience, originating with cryptography and security experience as a military officer and progressing through senior management roles at prominent global audit and technology consulting corporations. The CISO is supervised by the Company’s Chief Information Officer.

The Company has established and maintains a cross-functional Cyber Governance Committee that is responsible for helping the CISO prioritize and manage evolving cyber risks and reports to the Company’s Chief Information Officer. The Cyber Governance Committee, which oversees the Company’s governance and oversight of information security, meets quarterly and interfaces with other functional areas within the Company, including, but not limited to, legal, internal audit, accounting, risk management, human resources, as well as external third-party partners. The CISO serves as the chair of the Cyber Governance Committee. The CISO also provides response and oversight during any significant cybersecurity incidents and informs the Cyber Governance Committee of all cybersecurity incidents that have been identified by the Company to date.

The Company engages third parties to assist with the monitoring components of the security infrastructure that we have deployed. As required, the Company engages consultants and third parties to assist with penetration testing, tabletop incident response exercises, or other activities necessary to comply with various standards and certifications that are necessary for the Company’s business operations. The Company provides regular awareness training to its employees and consultants using its collaboration platforms to help identify, avoid, and mitigate cybersecurity threats, as well as targeted security training for key departments that routinely process, store or handle sensitive data types. Where service providers are materially utilized, the company obtains SOC1 or SOC2 reports and complies with complementary user entity controls to keep those attestations valid. Where needed, the Company requires appropriate certifications and contractually requires adherence to data privacy and security requirements from its vendors.

The Company operates technologies that are exposed to the internet, and although robust cybersecurity programs, technologies, and safeguards are deployed to help protect the Company’s operations and assets, the Company, by nature, is exposed to material cybersecurity attacks that are either generally targeted at companies that operate on the internet, or the Company, by nature, remains exposed to attacks that are specifically directed at the Company’s technology systems exposed to the internet.

Governance

The Company’s Board of Directors recognizes the importance of cybersecurity and has ultimate oversight of the Company’s cybersecurity risk management program. As reflected in the Audit Committee’s charter, the Audit Committee of the Company’s Board of Directors has been delegated certain cybersecurity oversight responsibility and, among other things, monitors the Company’s cybersecurity risk profile, receives periodic updates from management on all matters related to cybersecurity and reports to the full Board of Directors. The CISO presents quarterly updates to the Audit

Committee on the Company’s cyber risks and threats, status of projects to strengthen the Company’s information security systems, and emerging threats.

During the normal course of business, the Company has experienced and expects to continue to experience cyber-based attacks and other attempts to compromise its information systems. Based on the information that the Company had as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company does not believe that it has experienced any cybersecurity incidents that have materially affected the Company. However, the sophistication of cyber threats continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cyber incidents and protect its systems and information may not successfully protect against all cyber incidents. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors.”
Item 2.    Properties.
Our principal executive offices are currently leased at 1035 Alpharetta Street, Roswell, GA 30075. As of October 3, 2025, we operated 338 sites including laundry plants, satellite plants, distribution centers and manufacturing plants that are located across the United States, Canada, and Mexico. We own 177 buildings, including distribution centers and satellite plants. We own 149 buildings in the United States and 28 buildings in Canada. We lease 161 premises, consisting of offices, laundry plants, satellite plants, manufacturing plants, and distribution centers. We lease 148 premises in the United States and 13 premises in Canada. No individual parcel of real estate owned or leased is of material significance to our total assets.
Item 3.    Legal Proceedings.
From time to time, Vestis and its subsidiaries are a party to various other legal actions, proceedings and investigations, including securities class action claims and claims incidental to the conduct of their business or otherwise related to us, including actions by customers, employees, acquisition counterparties, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
We discuss significant legal proceedings pending against us in Note 9. Commitments and Contingencies, in the “Notes to the Consolidated and Combined Financial Statements” included within Item 8. Financial Statements and Supplementary Data, of this annual report on Form 10-K. Please refer to such section, which we incorporate by reference into this Item 3.
Item 4.    Mine Safety Disclosures.

Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Shares of our common stock began regular-way trading on October 2, 2023 and are quoted on the NYSE under the ticker symbol “VSTS.” Prior to October 2, 2023, there was no public market for our common stock. As of November 19, 2025, there were approximately 739 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends
We declared and paid a quarterly dividend of $0.035 per share to our shareholders of record for the first and second quarter of fiscal 2025. As part of the May 1, 2025 amendment to the Company’s Credit Agreement disclosed in Note 4, Borrowings, of the Consolidated and Combined Financial Statements included elsewhere in this annual report on Form 10-K, the Company agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026. Accordingly, there can be no assurance that we will pay dividends in the future or the amount of any such dividends.

Stock Performance Graph

The following graph compares the total return on the Company’s common stock with the Standard & Poor’s SmallCap 600 Index (“S&P 600”) and a customized peer group of three companies that includes Cintas Corporation, Rollins, Inc. and UniFirst Corporation. The graph assumes $100 was invested in the S&P 600 and peer group companies on the first day of regular-way trading on October 2, 2023 for our common stock, and that all dividends paid during the period were reinvested. The total return for the peer group companies was weighted according to the market capitalization of each company.

Item 6.    [ Reserved ].
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the fiscal years ended October 3, 2025, referred to as fiscal 2025, and September 27, 2024, referred to as fiscal 2024, should be read in conjunction with our audited Consolidated and Combined Financial Statements and the notes to those statements. For additional information on fiscal 2023 and year-over-year comparisons to fiscal 2024, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for fiscal 2024, filed with the Securities and Exchange Commission (“SEC”) on November 22, 2024.

This discussion contains forward-looking statements, such as our plans, objectives, opinions, expectations, anticipations, intentions, and beliefs, that are based upon our current expectations but that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” the “Business” section and elsewhere in this Annual Report on Form 10-K (“Annual Report”).
All amounts discussed are in thousands of U.S. dollars, except where otherwise indicated.

Company Overview
We are a leading provider of uniforms and workplace supplies across the United States and Canada, with over 75 years of experience in the workplace apparel and supplies industry. We provide a full range of uniform programs, restroom supply services, first aid supplies and safety products, as well as ancillary items such as floor mats, towels, and linens, to more than 300,000 customer accounts (based on unique customer identification numbers) across the United States and Canada. We compete with national, regional, and local providers who vary in size, scale, capabilities and product and service offering. Primary methods of competition include product quality, service quality and price. Notable competitors of size include Cintas Corporation and UniFirst Corporation, as well as numerous regional and local competitors. Additionally, many businesses perform certain aspects of our product and service offerings in-house rather than outsourcing them and leveraging the benefits of full-service programs.
With approximately 18,150 employees, we operate a network of over 325 facilities including laundry plants, satellite plants, distribution centers and manufacturing plants along with a fleet of service vehicles that support over 3,300 pick-up and delivery routes. We have two manufacturing facilities in Mexico with approximately 189,000 square feet of manufacturing capacity between both plants that produce approximately 60% of our uniforms and linen products. We source raw materials, finished goods, equipment, and other supplies from a variety of domestic and international suppliers. We leverage our broad footprint, supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts.
Our full-service uniform offering includes the design, sourcing, manufacturing, customization, personalization, delivery, laundering, sanitization, repair, and replacement of uniforms. Our uniform options include shirts, pants, outerwear, gowns, scrubs, high visibility garments, particulate-free garments, and flame-resistant garments, along with shoes and accessories. We service our customers on a recurring rental basis, typically weekly, delivering clean uniforms while, during the same visit, picking up worn uniforms for inspection, cleaning, repair or replacement. In addition to our weekly, recurring customer contracts, we offer customized uniforms through direct sales agreements, typically for large, regional, or national companies.
In addition to uniforms, we also provide workplace supplies including restroom supply services, first aid supplies and safety products, floor mats, towels, and linens. Similar to our uniform offering, on a recurring rental basis, generally weekly, we pick up used and soiled floor mats, towels and linens, replacing them with clean products. We also restock restroom supplies, first aid supplies and safety products as needed.
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
Following the separation, certain functions that Aramark provided to us prior to the separation continued to be provided to us by Aramark under a transition services agreement. No such transition services were performed in fiscal 2025, as they ceased on or prior to September 27, 2024.
Basis of Presentation
Consolidated Financial Statements
The Consolidated Financial Statements reflect the financial position, results of operations, comprehensive income and cash flows of the Company as of and for the years ended October 3, 2025 and September 27, 2024.

Combined Financial Statements
The Combined Financial Statements reflect the combined historical results of operations, comprehensive income and cash flows for the year ended September 29, 2023. The Combined Financial Statements have been derived from Aramark’s historical accounting records and were prepared on a standalone basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The assets, liabilities, revenue, and expenses of Vestis have been reflected in these Combined Financial Statements on a historical cost basis, as included in the Combined Financial Statements of Aramark, using the historical accounting policies applied by Aramark. Prior to the Separation, separate financial statements were not prepared for Vestis and it did not operate as a standalone business from Aramark. The historical results of operations and cash flows of Vestis presented in these Combined Financial Statements may not be indicative of what they would have been had we been an independent standalone public company, nor are they necessarily indicative of our future results of operations, financial position, and cash flows.
Our business historically functioned together with other Aramark businesses. Accordingly, we relied on certain of Aramark’s corporate support functions to operate. The Combined Financial Statements for fiscal 2023 include all revenues and costs directly attributable to us and an allocation of expenses related to certain Aramark corporate functions. These expenses have been allocated to us on the basis of direct usage where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount or other drivers. We consider these allocations to be a reasonable reflection of the utilization of services or the benefit received. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, standalone public entity, nor are they indicative of our future expenses.
Our cash flows within the United States segment were transferred to Aramark regularly as part of Aramark’s centralized cash management program. Our cash flows within the Canada segment were reinvested locally. The cash and cash equivalents held by Aramark at the corporate level were not specifically identifiable to us and therefore were not allocated to any of the periods presented. Transfers of cash, both to and from Aramark’s central cash management system, are reflected in “Net cash used in financing activities” on the accompanying Combined Statement of Cash Flows for the year ended September 29, 2023.
All intercompany transactions and balances within Vestis have been eliminated. For certain historical transactions between us and Aramark since the Separation, see Note 15. Related Party Transactions and Parent Company Investment in the Notes to Consolidated and Combined Financial Statements.
The “Provision for Income Taxes” in the Combined Statements of Income for fiscal 2023 has been calculated as if we filed a separate tax return and were operating as a standalone company. Therefore, income tax expense, cash tax payments and items of current and deferred income taxes may not be reflective of our actual tax balances prior to or subsequent to the Separation.
Sources of Revenue
We generate and recognize revenue from route servicing contracts on both uniforms, which we generally manufacture, and workplace supplies, such as mats, towels, and linens that are procured from third-party suppliers. In fiscal 2025, total revenue from such route servicing contracts was 95% of our total revenue. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). We generate the remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when the related performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for the services or products described above and is presented net of sales and other taxes that we collect on behalf of governmental authorities.
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
Depreciation and amortization expense reflects the cost of investments in our manufacturing plants, processing facilities, distribution centers and technology capabilities, and the amortization of intangible assets related to acquisitions. More specifically, depreciation expense is related to processing operational assets such as washers, dryers, steam tunnels and related equipment, distribution centers and related product handling and storage equipment, company-owned and financed delivery vehicles, information technologies and other assets for which we expect to receive an economic benefit for greater than one year. The cost of these investments is depreciated on a straight-line basis over 3 to 40 years based upon the estimated useful life of the asset.
Selling, general and administrative expenses include costs attributable to our sales team and the administrative functions required to support our customers and our team members.
Interest Expense, which is net of interest income, primarily consists of interest expense incurred under our Credit Agreement and interest expense recognized on financing leases.
Other Expense (net of other income), is primarily comprised of fees incurred for our accounts receivable securitization facility, and prior to its sale in fiscal 2025, our share of the financial results of an equity method investment.
(Benefit)/Provision for Income Taxes

The (Benefit)/Provision for Income Taxes represents federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory United States income tax rate due to the effect of state and local income taxes, the tax rate in Canada where we have operations, changes to deferred taxes on foreign investments, tax credits, and certain nondeductible expenses.
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
Fiscal Year
Our fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal year ended October 3, 2025, referred to as fiscal 2025, consisted of 53 weeks. The fiscal year ended September 27, 2024 (referred to as fiscal 2024) and the fiscal year ended September 29, 2023 (referred to as fiscal 2023) were both 52-week periods.
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
We continue to remain principally focused on the safety and well-being of our employees, customers, and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We continue to evaluate and react to the effects of a prolonged global disruption, including items such as inflationary pressures on product and energy costs and greater labor challenges. These challenges have continued to impact our business during fiscal 2025. Our actions to mitigate the effects of inflation in fiscal 2024 and fiscal 2025 included operating cost reductions, reductions in discretionary spending and reductions in our non-operational footprint, along with the implementation of targeted and strategic price increases under the terms of our customer contracts. We do not know whether we will be able to mitigate any future impacts of inflation with further increases in pricing for our goods and services. We continue to evaluate and react to take appropriate actions to mitigate the risk in these areas. See “Risk Factors—Operational Risks—Unfavorable economic conditions have in the past adversely affected, are currently affecting and in the future could adversely affect our business, financial condition or results of operations.”

Restructuring Plan

During the first quarter of fiscal 2026, we approved and initiated a formal multi-year business transformation and restructuring plan (the “Plan”) to support the Company’s initiatives to make the Company more agile, efficient and customer focused. Developed in collaboration with leading third-party advisors, the Plan is structured around three strategic priorities: Commercial Excellence, Operational Excellence and Asset and Network Optimization. These priorities establish a clear framework for near-term performance improvement and long-term value creation through disciplined execution, continuous improvement and a relentless focus on serving customers.
•Commercial Excellence. Executing commercial initiatives to improve customer retention, enhance profitability, and support a return to sustainable growth. Vestis is expanding product offerings and deploying new processes, tools and systems designed to strengthen customer segmentation, optimize strategic pricing and reinforce commercial discipline.
•Operational Excellence. Implementing a standardized operating framework across its facilities and business units and streamlining the Company’s organizational structure in order to improve operating leverage, simplify execution, modernize core processes and systems and create a more scalable and efficient cost structure.
•Asset & Network Optimization. Rationalizing network redundancies, reallocating equipment to higher-utilization markets, and making targeted capital investments to improve reliability and asset performance.

Plan implementation has recently begun and is expected to generate annual operating cost savings of at least $75 million by the end of fiscal 2026 and to also enhance revenue. Currently we anticipate that the Plan will be substantially complete by the end of fiscal 2027 and we estimate costs of the Plan to be in the range of $25 million to $30 million, with approximately $20 million related to third-party consulting and support, and up to $10 million in severance and related costs.

The estimate of the charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.

Results of Operations
Fiscal 2025 Compared to Fiscal 2024
The following table presents an overview of our results on a consolidated basis with the amount of and percentage change between periods for the fiscal years 2025 and 2024 (dollars in thousands).

	Fiscal Year Ended		Change	Change
	October 3, 2025	September 27, 2024	$	%
Revenue	$2,734,839	$2,805,820	$(70,981)	(2.5%)
Operating Expenses:
Cost of services provided(1)	2,010,082	1,989,872	20,210	1.0%
Depreciation and amortization	143,017	140,781	2,236	1.6%
Selling, general and administrative expenses	517,309	517,216	93	—%
Total Operating Expenses	2,670,408	2,647,869	22,539	0.9%
Operating Income	64,431	157,951	(93,520)	(59.2%)
Loss (Gain) on Sale of Equity Investment, net	2,784	—	2,784	(100.0%)
Interest Expense, net	92,264	126,563	(34,299)	(27.1%)
Other Expense (Income), net	13,689	(642)	14,331	(2232.2%)
(Loss) Income Before Income Taxes	(44,306)	32,030	(76,336)	(238.3%)
(Benefit) Provision for Income Taxes	(4,083)	11,060	(15,143)	(136.9%)
Net (Loss) Income	$(40,223)	$20,970	$(61,193)	(291.8%)
______________________
(1)Exclusive of depreciation and amortization

Excluding a $51.6 million increase from the 53rd week in fiscal 2025, consolidated revenue decreased $122.6 million or 4.4% in fiscal 2025 compared to the prior fiscal year. The decline in revenue compared to the prior year reflects a $105.6 million decline in uniforms and a $17.0 million decline in workplace supplies. Consolidated revenue for fiscal 2025 was negatively impacted by $7.1 million related to the effects of fluctuations in foreign exchange rates on currency. In addition to the impact of effects of fluctuations in foreign exchange rates on currency, rental revenue declined $89.0 million and direct sales declined $26.5 million. The $89.0 million decline in rental revenue was primarily due to a $69.9 million decline from lost business in excess of new business, a $13.9 million decline in revenue associated with inventory recovery charges, and a $5.2 million decline in revenue associated with our first aid supply business. The decline in direct sales revenue of $26.5 million was primarily attributable to a $15.6 million unfavorable impact from the loss of a national account customer.

Excluding a $37.9 million increase from the 53rd week in fiscal 2025, Cost of services provided decreased by $17.7 million, or 0.9%, compared to the prior fiscal year. The decrease was primarily driven by a $15.6 million reduction in delivery costs, and an $18.4 million decline in direct sales merchandise costs on lower direct sales revenue. These decreases were partially offset by a $10.1 million increase in rental merchandise amortization.

Excluding a $7.2 million increase from the 53rd week in fiscal 2025, Selling, general and administrative expenses decreased $7.2 million, or 1.4%, compared to the prior fiscal year. The decrease is primarily driven by the impact of headcount reductions and other cost savings measures, offset by an increase of $21.6 million in bad debt expense and a $13.9 million increase in severance charges. The severance charges were primarily related to the departure of certain former executives in the first half of the year and a reduction in the sales force that occurred in the fourth quarter of fiscal 2025.

Operating income of $64.4 million decreased 59.2% in fiscal 2025 compared to the prior fiscal year from the impact of changes in revenue and costs noted above.

Interest Expense, net, decreased $34.3 million in fiscal 2025 compared with the prior fiscal year, due primarily to lower average outstanding debt during fiscal 2025, and lower interest rates. The average debt in fiscal 2025 was $1,165.5 million compared with average debt in fiscal 2024 of $1,331.2 million. The weighted average interest rate in fiscal 2025 was 6.79% compared with 7.65% in fiscal 2024. Interest expense in fiscal 2024 also included a $3.9 million non-cash expense for the write-off of unamortized debt issuance costs associated with the extinguishment of an $800 million Term Loan A-1 as a result of its refinancing in fiscal 2024.

Other expense, net of other income, decreased $14.3 million, in fiscal 2025 from the prior fiscal year primarily due to a loss on sale of accounts receivable for the A/R Facility of $11.9 million, as the A/R Facility was entered into on August 2, 2024, approximately two months before the end of the prior fiscal year. Other expense, net of other income, was also negatively impacted by a $2.6 million decrease in income from the equity method investment, which was due to the sale of the equity investment in the first quarter of fiscal year 2025.

The benefit for income taxes for fiscal 2025 was recorded as a benefit at an effective rate of 9.2% in fiscal 2025 compared to an expense with an effective rate of 34.5% in fiscal 2024. The Company’s effective rate for fiscal 2025 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, share-based compensation, federal tax credits, and our international operations in jurisdictions with higher income tax rates. The Company’s effective rate for fiscal 2024 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book income relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible executive compensation and meals and entertainment, and our international operations in jurisdictions with higher income tax rates.
Net loss of $40.2 million in fiscal 2025 represented a decrease of $61.2 million, or 291.8% compared to net income of $21.0 million in the prior fiscal year from the impact of changes to revenue, operating costs, interest expense, and income taxes noted above.

Results of Operations—United States Results
Fiscal 2025 Compared to Fiscal 2024
The following table presents an overview of the results for our United States reportable segment for fiscal 2025 and fiscal 2024, with the amount of and percentage change between periods (dollars in thousands).

	Fiscal Year Ended		Change	Change
	October 3, 2025	September 27, 2024	$	%
Revenue	$2,489,376	$2,555,922	$(66,546)	(2.6%)
Segment Operating Income	154,011	264,709	(110,698)	(41.8%)
Segment Operating Income %	6.2%	10.4%

Excluding a $47.0 million increase from the 53rd week in fiscal 2025, United States segment revenue decreased $113.5 million or 4.4% in fiscal 2025 compared to the prior fiscal year. The decline in revenue compared to the prior year reflects a $98.6 million decline in uniforms and a $14.9 million decline in workplace supplies. Rental revenue declined $88.3 million and direct sales declined $25.2 million. The $88.3 million decline in rental revenue was primarily due to a $69.9 million decline from lost business in excess of new business, a $13.2 million decline in revenue associated with inventory recovery charges, and a $5.2 million decline in revenue associated with our first aid supply business. The decline in direct sales revenue of $25.2 million was primarily attributable to a $15.6 million unfavorable impact from the previously anticipated loss of a national account customer.
Segment operating income of $154.0 million in fiscal 2025 decreased 41.8% compared to the prior fiscal year, driven by the decrease in revenue discussed above, additional costs related to the 53rd week and the increase in bad debts and severance discussed above.
Segment operating income margin decreased approximately 420 basis points from 10.4% in fiscal 2024 to approximately 6.2% in fiscal 2025.

Results of Operations—Canada Results
Fiscal 2025 Compared to Fiscal 2024
The following table presents an overview of our results for the Canada reportable segment for fiscal 2025 and fiscal 2024 with the amount of and percentage change between periods (dollars in thousands).

	Fiscal Year Ended		Change	Change
	October 3, 2025	September 27, 2024	$	%
Revenue	$245,463	$249,898	$(4,435)	(1.8%)
Segment Operating Income	8,954	8,162	792	9.7%
Segment Operating Income %	3.6%	3.3%
Excluding a $4.6 million increase from the 53rd week in fiscal 2025, Canada segment revenue decreased $9.1 million or 3.6% in fiscal 2025 compared to the prior fiscal year. The decline in revenue compared to the prior year reflects a $7.0 million decline in uniforms and a $2.1 million decline in workplace supplies. Canada segment revenue for fiscal 2025 was negatively impacted by $7.1 million related to the effects of fluctuations in foreign exchange rates on currency. In addition to the impact of effects of fluctuations in foreign exchange rates on currency, rental revenue declined $0.7 million and direct sales declined $1.3 million. The $0.7 million decline in rental revenue was due to a $0.7 million decline in revenue associated with inventory recovery charges.
Segment operating income of $9.0 million increased 9.7% in fiscal 2025 compared to the prior fiscal year.
Segment operating income margin increased approximately 30 basis points from 3.3% in fiscal 2024 to 3.6% in fiscal 2025.
Liquidity and Capital Resources
Overview
Historically, our business has generated positive cash flows from operations. For the Combined Statement of Cash Flows for fiscal 2023, cash flows within our United States operations were transferred to Aramark regularly as part of Aramark’s centralized cash management program. This arrangement was used to manage the liquidity of Aramark and fund the operations of our business as needed. That arrangement was not indicative of how we would have funded our operations had we been a standalone company separate from Aramark during fiscal 2023.
On September 29, 2023, the Company and certain of its subsidiaries entered into a senior secured credit agreement in the aggregate amount of $1,800 million (the “Credit Agreement”). The Credit Agreement was initially comprised of an $800 million term loan A-1 due September 29, 2025 (“Term Loan A-1”), a $700 million term loan A-2 due September 29, 2028 (“Term Loan A-2” and, together with the Term Loan A-1, the “Term Loan Facilities”), and a revolving credit facility available for loans in United States dollars and Canadian dollars with aggregate commitments of $300 million and a maturity of September 29, 2028 (the “Revolving Credit Facility”). The Term Loan A-2 requires $8.75M of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due. On February 22, 2024, the Company amended the Credit Agreement to refinance its Term Loan A-1 with an $800 million term loan B-1 due February 22, 2031 (“Term Loan B-1”). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due.

During fiscal 2024, the Company paid principal amounts of $202.5 million and $135.0 million on its Term Loan A-2 and Term Loan B-1. As a result of these payments, the Company has met its quarterly principal payment obligations through the maturity of both term loans.

The Term Loan A-2 interest rate is, the Secured Overnight Financing Rate (“SOFR”), plus a Credit Spread Adjustment of 10 basis points and a margin from 1.50% to 2.50% depending on the Company’s Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on Term Loan A-2 was 2.33% during fiscal 2025.

The Term Loan B-1 interest rate is SOFR plus a margin from 2.0% to 2.25% depending on the Company’s Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on the Term Loan B-1 was 2.25% during fiscal 2025.

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

As of October 3, 2025, we had approximately $30 million of cash and cash equivalents and $268.2 million of availability for borrowing under the Revolving Credit Facility.
The table below summarizes our cash activity (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024
Net cash provided by operating activities	$64,229	$471,788
Net cash used in investing activities	(19,817)	(73,636)
Net cash used in financing activities	(46,057)	(402,975)
Reference to the audited Consolidated and Combined Statements of Cash Flows will facilitate an understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $64.2 million and $471.8 million during fiscal 2025 and fiscal 2024, respectively. The $407.6 million decrease in cash flows from operating activities was primarily due to a $239.4 million incremental cash generation from receivables in fiscal 2024 that was primarily attributable to the A/R Facility that the Company entered into in August 2024. Also contributing to the reduced cash inflows in fiscal 2025 were lower cash inflows from accounts payable, accruals and other current liabilities during fiscal 2025 of approximately $114.9 million compared to fiscal 2024, as well as the net loss of $40.2 million (a year over year decline of $61.2 million when compared with net income of $21.0 million in the prior year). The change in accounts payable, accruals and other current liabilities reflect reduced operational spending due to the decrease in revenue and certain cost reduction initiatives.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $19.8 million during fiscal 2025 was $53.8 million lower relative to fiscal 2024, primarily due to cash proceeds received of $37.7 million from the sale of the Sanikleen equity investment and lower year-over-year purchases of property and equipment, which were $20.4 million lower in fiscal 2025 compared to fiscal 2024. These activities were partially offset by cash outflows of $4.6 million associated with a tuck-in acquisition that was completed during the first quarter of fiscal 2025.
Cash Flows Used in Financing Activities
During fiscal 2025, cash used in financing activities was primarily impacted by the following:
•proceeds from long-term borrowings of $167 million;
•principal payments on long-term borrowings of $161 million;
•payments related to finance leases of $34.5 million; and
•dividend payments of $13.8 million.
During fiscal 2024, cash used in financing activities was primarily impacted by the following:
•proceeds from long-term borrowings of $798.0 million;
•principal payments on long-term borrowings of $1,137.5 million;

•payments related to finance leases of $30.6 million;
•dividend payments of $13.8 million
•payments related to debt issuance costs of $11.1 million; and
•cash distributions to Aramark of $6.1 million.

Accounts Receivable Securitization Facility
On August 2, 2024, certain of our subsidiaries entered into a three-year $250 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services, LLC (“Vestis Services”) and certain other wholly-owned subsidiaries (together with Vestis Services, the “Originators”) transfer accounts receivable and certain related assets (collectively, the “Receivables”) to VS Financing, LLC, a bankruptcy remote special purpose entity (“SPE”) formed as a wholly-owned subsidiary of Vestis Services, who in turn, may sell Receivables to one or more financial institutions party to the facility (“Purchasers”). Transfers of the Receivables from the SPE to the Purchasers are accounted for as a sale of financial assets, and those accounts receivable are derecognized from the consolidated financial statements. Other than collection and administrative responsibilities, the Originators have no continuing involvement in the transferred Receivables. The Receivables, once sold to the SPE, are no longer available to satisfy creditors of any Originator in the event of its bankruptcy. These sales are priced at the face value of the relevant accounts receivable less a fair market value discount. The A/R Facility is structured on a revolving basis under which cash collections from Receivables are used to fund additional purchases of Receivables. The future outstanding balance of Receivables that will be sold is expected to vary based on the level of originations and other factors. The Purchasers benefit from the SPE’s guarantee of repayment on Receivables transferred as well as its pledge of additional Receivables as collateral. We have agreed to guarantee the performance of the Originators’ respective obligations under the A/R Facility. Neither we (except for the SPE referenced above) nor the Originators guarantees the collectability of the Receivables under the A/R Facility. The Company controls and therefore consolidates the SPE in its consolidated financial statements. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. As of October 3, 2025, the total value of accounts receivable sold under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $202.5 million. Refer to Note 16, “Accounts Receivable Securitization Facility,” of our Consolidated and Combined Financial Statements for further discussion regarding our accounting for the A/R Facility.

Covenant Compliance

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell or dispose of assets; pay dividends, make distributions or repurchase capital stock; engage in certain transactions with affiliates; make investments, loans or advances; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; amend material agreements governing our subordinated debt; repay or repurchase any subordinated debt, except as scheduled or at maturity; make certain acquisitions; change our fiscal year; and fundamentally change our business. Additionally, the Credit Agreement contains certain customary affirmative covenants. The Credit Agreement also includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable at the option of the lenders, if we fail to comply with the terms of the Credit Agreement or if other customary events occur.

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

Additionally, the Credit Agreement establishes a minimum Interest Coverage Ratio, defined as Adjusted EBITDA (as defined in the Credit Agreement) divided by consolidated interest expense. The minimum Interest Coverage Ratio is required to be at least 2.00x for the term of the Credit Agreement.

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

At October 3, 2025, we were in compliance with all covenants under the Credit Agreement.

Future Liquidity and Contractual Obligations
We primarily rely on cash and recurring cash flow provided by operations to fund our operations. As of October 3, 2025, we have access to $268.2 million of borrowing capacity from our Revolving Credit Facility and expect to have access to capital markets for additional funding. The cost and availability of debt financing will be influenced by market conditions and our future credit ratings. We believe that we will meet known and likely future cash requirements through the combination of cash flows from operating activities, available cash balances, available borrowings under our financing arrangements and access to capital markets.
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
The following table summarizes our future obligations for long-term borrowings, estimated interest payments, finance leases, future minimum lease payments under noncancelable operating leases, purchase obligations and other liabilities as of October 3, 2025 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of October 3, 2025	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	1,168,500	—	503,500	—	665,000
Estimated interest payments(2)	330,019	75,227	150,454	86,710	17,628
Finance lease obligations	191,876	42,293	71,906	71,518	6,159
Operating leases	126,262	27,921	45,238	27,384	25,719
Purchase obligations(3)	6,200	6,200	—	—	—
Other liabilities(4)	7,392	7,392	—	—	—
	$1,830,249	$159,033	$771,098	$185,612	$714,506
______________________
(1)Excludes the $12.0 and $1.4 million reduction to long-term borrowings from debt issuance costs and debt discount, respectively.

(2)Interest payments on long-term debt includes interest due on outstanding debt obligations under our Credit Agreement. Payments related to variable rate debt are based on applicable rates at October 3, 2025 plus the specified margin in the Credit Agreement for each period presented.
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
In preparing our Consolidated and Combined Financial Statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. If actual results were to differ materially from the estimates made, the reported results could be materially affected.
Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.
Revenue Recognition
We generate and recognize over 95% of our total revenue from route servicing contracts on both uniforms, which we generally manufacture, and workplace supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). We generate our remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when our performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer.
Goodwill
Annually, in our fiscal fourth quarter, we perform an impairment assessment of goodwill at the reporting unit level. This assessment may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination of impairment or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value, using a combination of a discounted cash flow method and a market method, for each reporting unit with its estimated net book value. For the fiscal years ended October 3, 2025 and September 27, 2024, Vestis had two reporting units, Unites States and Canada. During the fourth quarter of fiscal 2025, we performed the annual impairment test for goodwill using a quantitative testing approach. Based on the evaluation performed, we determined that the fair value of the reporting units exceeded their respective carrying amount, and therefore, we determined that goodwill was not impaired.
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
Insurance reserves

The Company’s primary insurance exposures relate to workers' compensation, auto liability and other general liability. Insurance reserves, as of the balance sheet dates, represent the estimated ultimate cost of reported and unreported claims (incurred but not reported). Such reserves are estimated through actuarial valuations, with the assistance of third-party actuarial specialists. Such valuations take into account industry assumptions, adjusted for specific expectations based on the Company’s claims history. Increases or decreases in the reserves are reflected as components of cost of services (exclusive of depreciation and amortization) and selling and administrative expenses, and are impacted by development of prior claims, higher claims activity and other industry factors in the period in which they become known. Such estimates require a high degree of judgment especially since Vestis has a relatively short claims history as a stand-alone company. Changes in such estimates can be material to the consolidated financial statements. The estimated current portion of such reserves are included in “Accrued expenses and other current liabilities,” while the estimated long-term portion is included in “Other Noncurrent Liabilities” in the consolidated balance sheets.

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

Rental merchandise in service is valued at cost less accumulated amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which ranges from one to four years. The amortization rates are based on industry experience, intended use of the merchandise, our specific experience, and wear tests performed by us. These factors are critical to determining the amount of rental merchandise in service and related cost of services provided that are presented in the Consolidated and Combined Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.
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

Refer to Note 11, “Income Taxes,” of our Consolidated and Combined Financial Statements for further discussion regarding our accounting for income taxes and our uncertain tax positions for financial accounting purposes.

New Accounting Standards Updates
See Note 1 to the audited Consolidated and Combined Financial Statements for a full description of recent accounting standard updates, including the expected dates of adoption.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates. This exposure results from revenues and profits denominated in foreign currencies being translated into U.S. dollars and from our legal entities entering into transactions denominated in a foreign currency other than their functional currency. We currently do not enter into financial instruments to manage this foreign currency translation risk. Approximately 9% of our consolidated revenues are generated from foreign denominated revenues.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our outstanding Term Loan Facilities bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. Each 1% increase in interest rates on the Term Loan Facilities would increase our annual interest expense by approximately $11.4 million based on the aggregate principal amount outstanding under the Term Loan Facilities as of October 3, 2025. As of October 3, 2025, $1,143 million aggregate principal amount was outstanding under the Term Loan Facilities.
Commodity Price Risk
We are exposed to changes in prices of commodities used in our operations, primarily associated with gasoline, diesel and natural gas fuel. We may from time to time seek to manage exposure to adverse commodity price changes through our normal operations as well as through entering into commodity derivative agreements. As of October 3, 2025, we had no outstanding derivative arrangements.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vestis Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vestis Corporation and subsidiaries (the "Company") as of October 3, 2025 and September 27, 2024, respectively, the related consolidated and combined statements of income, comprehensive income, cash flows and changes in equity, for each of the three years in the period ended October 3, 2025, September 27, 2024 and September 29, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2025, September 27, 2024 and September 29, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relates.
Goodwill – Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description

The Company evaluates goodwill for impairment annually or more frequently whenever events or circumstances indicate that the fair value of its reporting units may be below their carrying value. The Company uses a combination of the income and market approaches to estimate fair value. The Company utilizes a discounted cash flow model to perform its income approach, which requires management to make significant judgments in their assumptions including the discount rate and forecasts of future gross profit margin and EBITDA. Changes in the judgments or assumptions used in management’s evaluation could have a material impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management completed the annual impairment test as of August 22, 2025, and determined that the fair value exceeded the net carrying value of its two reporting units, United States and Canada. The goodwill balance was $961,732 thousand as of October 3, 2025, of which $896,237 thousand was allocated to the United States and $65,495 thousand was allocated to the Canadian reporting units.

Given the significant judgments made by management to estimate the fair value of the United States and Canada reporting units and the difference between their fair values and carrying values, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future gross profit margin and EBITDA, specifically due to the sensitivity of the Company’s forecasts to the restructuring plan (described in Note 17), required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Goodwill included the following, among others:

•We tested the effectiveness of controls over management's goodwill impairment evaluation including those over the determination of the reporting unit’s fair value, such as controls related to management's selection of the discount rate and forecasted gross profit margin and EBITDA.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, developing a range of independent estimates, performing sensitivity analysis and comparing those to the discount rate selected by management.
•We performed sensitivity analysis on the forecasted gross profit margins and EBITDA including consideration of the impact of economic conditions and market uncertainty.
•We evaluated the reasonableness of management’s gross profit margin and EBITDA forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as analyst and industry reports for the Company and certain of its peer companies. We also evaluated the reasonableness of management’s projected gross profit and EBITDA forecasts by selecting, on a sample basis, elements of the Company’s Restructuring Plan to understand the nature of the operating cost savings, compared the forecasted savings to underlying supporting calculations, compared actual results to-date to forecasted results for those activities that have been implemented, and performed a search for contradictory evidence.

Self-Insured Liabilities — Refer to Note 1 to the financial statements

Critical Audit Matter Description

At October 3, 2025, the Company's self-insured liabilities were $52,975 thousand. As described in Note 1 to the Company’s consolidated financial statements, the Company’s self-insured liabilities represent the estimated ultimate cost of all asserted and unasserted (incurred but not reported) claims related to workers' compensation, auto liability and general liability exposures. The unasserted (incurred but not reported) self-insured liabilities are estimated through actuarial procedures and by using industry assumptions, adjusted for Company specific expectations based on claims history. Auditing the Company's estimate of the unasserted (incurred but not reported) self-insured liabilities is judgmental and complex due to the significant estimation uncertainty of the potential value of unasserted claims, which are developed with the assistance of a third-party actuarial specialist.

How the Critical Audit Matter Was Addressed in the Audit

•We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s self-insured liabilities. This includes internal controls over the claims activity and actuarial methods used to establish the unasserted (incurred but not reported) self-insured liabilities. Specifically, we tested internal controls related to management’s review of data provided to the third-party actuarial specialist and validation of claim activity.
•To test the unasserted (incurred but not reported) self-insured liabilities, our audit procedures included, among others, assessing the methodologies and assumptions used to estimate the self-insured liabilities, testing the completeness and accuracy of the underlying claims data and vouching payments made to third parties.
•In addition, we compared the Company’s contractual self-insured retentions, deductibles, and coverage limits used within the self-insured liabilities estimate to the Company’s contractual agreements.
•Furthermore, we involved our actuarial specialists to assist in evaluating the methodologies and assumptions used by management to determine the unasserted (incurred but not reported) self-insured liabilities and comparing the Company’s recorded unasserted (incurred but not reported) self-insured liabilities to a range developed based on independently selected actuarial methodologies.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
December 2, 2025
We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vestis Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vestis Corporation and subsidiaries (the “Company”) as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 3, 2025, of the Company and our report dated December 2, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
December 2, 2025

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
FOR THE FISCAL YEARS ENDED
OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands, except per share amounts)

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Revenue	$2,734,839	$2,805,820	$2,825,286
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	2,010,082	1,989,872	1,970,215
Depreciation and amortization	143,017	140,781	136,504
Selling, general and administrative expenses	517,309	517,216	500,658
Total Operating Expenses	2,670,408	2,647,869	2,607,377
Operating Income	64,431	157,951	217,909
Loss (Gain) on Sale of Equity Investment, net	2,784	—	(51,831)
Interest Expense, net	92,264	126,563	2,109
Other Expense (Income), net	13,689	(642)	(2,099)
(Loss) Income Before Income Taxes	(44,306)	32,030	269,730
(Benefit) Provision for Income Taxes	(4,083)	11,060	56,572
Net (Loss) Income	$(40,223)	$20,970	$213,158

(Loss) earnings per share:
Basic	$(0.31)	$0.16	$1.63
Diluted	$(0.31)	$0.16	$1.63
Weighted Average Shares Outstanding:
Basic	131,751	131,506	130,725
Diluted	131,751	131,787	130,725
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED
OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands)

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Net Income (loss)	$(40,223)	$20,970	$213,158
Other Comprehensive Income (Loss), net of tax:
Pension plan adjustments	(450)	(30)	(655)
Foreign currency translation adjustments	3,034	2,292	1,162
Other Comprehensive Income (Loss), net of tax	2,584	2,262	507
Comprehensive Income (loss)	$(37,639)	$23,232	$213,665
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED BALANCE SHEETS
OCTOBER 3, 2025 AND SEPTEMBER 27, 2024
(in thousands, except share and per share amounts)

	October 3, 2025	September 27, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$29,748	$31,010
Receivables (net of allowances: $32,677; $19,804, respectively)	162,295	177,271
Inventories, net	179,020	164,913
Rental merchandise in service, net	405,625	396,094
Other current assets	73,343	43,981
Total current assets	850,031	813,269
Property and Equipment, at cost:
Land, buildings and improvements	565,677	590,972
Equipment	1,172,877	1,168,142
	1,738,554	1,759,114
Less - Accumulated depreciation	(1,075,092)	(1,088,256)
Total property and equipment, net	663,462	670,858
Goodwill	961,732	963,844
Other Intangible Assets, net	188,837	212,773
Operating Lease Right-of-use Assets	85,108	73,530
Other Assets	157,730	198,113
Total Assets	$2,906,900	$2,932,387
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of financing lease obligations	$35,234	$31,347
Current operating lease liabilities	20,189	19,886
Accounts payable	158,362	163,054
Accrued payroll and related expenses	93,897	96,768
Accrued expenses and other current liabilities	101,282	145,047
Total current liabilities	408,964	456,102
Long-Term Borrowings	1,155,143	1,147,733
Noncurrent Financing Lease Obligations	131,071	115,325
Noncurrent Operating Lease Liabilities	77,032	66,111
Deferred Income Taxes	177,337	191,465
Other Noncurrent Liabilities	91,709	52,600
Total Liabilities	2,041,256	2,029,336
Commitments and Contingencies (see Note 9)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 131,859,470 and 131,481,967 shares issued and outstanding as of October 3, 2025 and September 27, 2024, respectively	1,319	1,315
Additional paid-in capital	937,531	928,082
(Accumulated deficit) retained earnings	(46,879)	2,565
Accumulated other comprehensive loss	(26,327)	(28,911)
Total Equity	865,644	903,051
Total Liabilities and Equity	$2,906,900	$2,932,387
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
FOR THE FISCAL YEARS ENDED
OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 30, 2022	—	$—	$—	$—	$2,367,492	$(31,680)	$2,335,812
Net Income	—	—	—	—	213,158	—	213,158
Net Transfers to Parent	—	—	—	—	(1,672,117)	—	(1,672,117)
Other Comprehensive Loss	—	—	—	—	—	507	507
Balance, September 29, 2023	—	$—	$—	$—	$908,533	$(31,173)	$877,360
Separation-related adjustments	—	$—	$—	$—	$6,406	$—	$6,406
Issuance of common stock in connection with the Separation and reclassification of net parent investment(1)	131,225	$1,312	$913,627	$—	$(914,939)	$—	$—
Net Income	—	$—	$—	$20,970	$—	$—	$20,970
Net Transfers to Parent	—	—	—	—	—	—	—
Dividends Declared ($0.035 per common share)	—	—	—	(18,405)	—	—	(18,405)
Other Comprehensive Income	—	—	—	—	—	2,262	2,262
Share-based compensation expense	—	$—	$16,336	$—	$—	$—	$16,336
Issuance of common stock upon exercise of stock options or awards of restricted stock units	257	$3	$155	$—	$—	$—	$158
Tax payments related to shares withheld for share based compensation plans	—	$—	$(2,036)	$—	$—	$—	$(2,036)
Balance, September 27, 2024	131,482	$1,315	$928,082	$2,565	$—	$(28,911)	$903,051
Separation-related adjustments	—	$—	$—	$—	$—	$—	$—
Net Loss	—	—	—	(40,223)	—	—	(40,223)
Dividends Declared ($0.035 per common share)	—	—	—	(9,221)	—	—	(9,221)
Other Comprehensive Income (Loss)	—	—	—	—	—	2,584	2,584
Share-based compensation expense	—	—	11,565	—	—	—	11,565
Issuance of common stock upon exercise of stock options or awards of restricted stock units	377	4	(4)	—	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(2,112)	—	—	—	(2,112)
Balance, October 3, 2025	131,859	$1,319	$937,531	$(46,879)	$—	$(26,327)	$865,644
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

VESTIS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED
OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands)

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net (Loss) Income	$(40,223)	$20,970	$213,158
Adjustments to reconcile Net (Loss) Income to Net cash provided by operating activities:
Depreciation and amortization	143,017	140,781	136,504
(Gain) loss on sale of equity investment, net	2,784	—	(51,831)
Deferred income taxes	(13,398)	(19,576)	14,370
Share-based compensation expense	11,565	16,336	14,467
Asset write-downs	1,169	980	7,698
(Gain) loss on disposals of property and equipment	(490)	1,042	—
Amortization of debt issuance costs	3,637	4,683	—
Loss on extinguishment of debt	—	3,883	—
Changes in operating assets and liabilities:
Receivables, net	14,002	215,814	(23,612)
Inventories, net	(13,725)	9,868	8,929
Rental merchandise in service, net	(10,644)	3,126	(5,334)
Other current assets	(25,116)	(2,684)	952
Accounts payable	(267)	21,665	(32,888)
Accrued expenses and other current liabilities	(12,371)	80,561	(7,928)
Changes in other noncurrent liabilities	8,540	(16,212)	(944)
Changes in other assets	(4,031)	(9,482)	(8,715)
Other operating activities	(220)	33	(7,849)
Net cash provided by operating activities	64,229	471,788	256,977
Cash flows from investing activities:
Purchases of property and equipment and other	(58,460)	(78,905)	(77,870)
Proceeds from disposals of property and equipment	5,524	5,269	11,180
Proceeds from sale of equity investment	37,659	—	51,869
Other investing activities	(4,540)	—	75
Net cash used in investing activities	(19,817)	(73,636)	(14,746)
Cash flows from financing activities:
Proceeds from long-term borrowings	167,000	798,000	1,500,000
Payments of long-term borrowings	(161,000)	(1,137,500)	—
Payments of financing lease obligations	(34,496)	(30,608)	(27,601)
Dividend payments	(13,822)	(13,801)	—
Debt issuance costs	(1,628)	(11,134)	(13,749)
Other financing activities	(2,111)	(1,881)	—
Net cash distributions to Parent	—	(6,051)	(1,688,919)
Net cash used in financing activities	(46,057)	(402,975)	(230,269)
Effect of foreign exchange rates on cash and cash equivalents	383	(218)	353
Increase (Decrease) in cash and cash equivalents	(1,262)	(5,041)	12,315
Cash and cash equivalents, beginning of period	31,010	36,051	23,736
Cash and cash equivalents, end of period	$29,748	$31,010	$36,051
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

VESTIS CORPORATION
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Vestis Corporation ("Vestis", the "Company", “we”, “us” or “our”) is a leading provider of uniforms and workplace supplies across the United States and Canada. The Company provides uniforms, mats, towels, linens, restroom supplies, first-aid supplies and safety products. The Company’s customer base participates in a wide variety of industries, including manufacturing, hospitality, retail, government, automotive, healthcare, food processing and pharmaceuticals. The Company serves customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations. The Company’s customers value the uniforms and workplace supplies it delivers as its services and products can help them reduce operating costs, enhance their brand image, maintain a safe and clean workplace and focus on their core business. The Company leverages its broad footprint and its supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts. In addition, the Company offers customized uniforms through direct sales agreements, typically for large, regional or national companies.
The Company manages and evaluates its business activities based on geography and, as a result, determined that its United States and Canada businesses are its operating segments. The Company’s operating segments are also its reportable segments. The United States and Canada reportable segments both provide a range of uniforms and workplace supplies. The Company’s uniforms business generates revenue from the rental, servicing and direct sale of uniforms to customers, including the design, sourcing, manufacturing, customization, personalization, delivery, laundering, sanitization, repair and replacement of uniforms. The uniform options include shirts, pants, outerwear, gowns, scrubs, high visibility garments, particulate-free garments and flame-resistant garments, along with shoes and accessories. The Company’s workplace supplies business generates revenue from the rental and servicing of workplace supplies, including restroom supply services, first-aid supplies and safety products, floor mats, towels and linens.
On September 30, 2023 (the "Distribution Date"), Aramark completed the previously announced spin-off of Vestis (the “Separation”). The Separation was completed through a distribution of the Company's common stock to holders of record of Aramark’s common stock as of the close of business on September 20, 2023 (the “Distribution”), which resulted in the issuance of approximately 131.2 million shares of common stock, which includes 0.5 million shares contributed to an Aramark donor-advised fund for charitable contributions. Aramark’s stockholders of record received one share of Vestis common stock for every two shares of common stock, par value $0.01, of Aramark. As a result of the Separation, the Company became an independent public company. Our common stock is listed under the symbol “VSTS” on the NYSE. In connection with the Separation, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and Aramark. See Note 15. "Related Party Transactions and Parent Company Investment" for more information on these agreements.
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
Basis of Presentation
The Consolidated and Combined Financial Statements (the "Financial Statements") were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Financial Statements reflect the historical results of operations, comprehensive income and cash flows for the years ended October 3, 2025, September 27, 2024 and September 29, 2023 and the financial position as of October 3, 2025 and September 27, 2024 for the Company and are denominated in United States (“U.S.”) dollars. Certain prior period amounts have been reclassified to conform to the current period presentation.
Prior to the Separation, the Company’s business functioned together with other Aramark businesses. The assets, liabilities, revenue and expenses of the Company prior to the Separation have been reflected as Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of Aramark, using the historical accounting policies applied by Aramark. Prior to the Separation, separate financial statements had not been prepared for the Company, and it had not operated as a standalone business from Aramark. The historical results of operations and cash flows of the Company prior to the Separation presented in these Consolidated and Combined Financial Statements may not be indicative of what they would have been had the Company actually been an independent standalone public company. Transactions between the Company and Aramark for the years ended September 27, 2024 and September 29, 2023 have been included in the Consolidated and Combined Financial Statements and are considered related party transactions (see Note 15. "Related Party Transactions and Parent Company Investment").

All intercompany transactions and balances within the Company have been eliminated. Transactions between the Company and Aramark have been included in these Consolidated and Combined Financial Statements and are considered related party transactions (see Note 15. “Related Party Transactions and Parent Company Investment”).

The “Provision for Income Taxes” in the Combined Statement of Income for the year ended September 29, 2023 has been calculated as if the Company filed a separate tax return and was operating as a standalone company. Therefore, income tax expense, cash tax payments and items of current and deferred income taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the distribution.

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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal year ended October 3, 2025 (or fiscal 2025) was a 53-week period, while the fiscal years ended September 27, 2024 (or fiscal 2024) and September 29, 2023 (or fiscal 2023) were each 52-week periods.
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures, primarily through enhanced disclosures regarding significant segment expenses. The amendments require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and which are included within segment profit or loss. The Company adopted the ASU effective October 3, 2025. The ASU was required to be adopted on a retrospective basis to all periods presented. The adoption resulted in additional disclosures only and therefore had no impact on the Company’s consolidated financial condition, results of operations or cash flows. See Note 10, which includes the additional disclosures that result from the adoption of the ASU.
Standards Not Yet Adopted (from most to least recent date of issuance)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance on internal-use software. The ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Instead, an entity is required to start capitalizing software costs when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). Among other things, the ASU also specifies that disclosures are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the ASU to determine its impact on the financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides certain practical expedients when estimating credit losses. Among other provisions, the ASU allows public companies the option to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the ASU to determine its impact on the financial statements.
In November 2024, the FASB issued ASU 2024-03, which requires additional disclosure about certain expenses in the notes to financial statements. The amendments are effective for the Company's annual periods beginning October 2, 2027, and interim periods beginning January 1, 2028, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning October 4, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the Consolidated and Combined Financial Statements or are not expected to have a material impact on the Consolidated and Combined Financial Statements.
Revenue Recognition
The Company generates and recognizes over 95% of its total revenue from route servicing contracts on both uniforms, which the Company generally manufactures, and workplace supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). The Company generates its remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when the Company’s performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services or products described above and is presented net of sales and other taxes we collect on behalf of governmental authorities.
Certain customer route servicing contracts include terms and conditions that include components of variable consideration, which are typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Some contracts provide for customer discounts or rebates that can be earned through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When assessing if variable consideration should be limited, the Company evaluates the likelihood of whether uncontrollable circumstances could result in a significant reversal of revenue. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during fiscal 2025, fiscal 2024 or fiscal 2023. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in “Other Assets” (long-term portion) and in “Other Current Assets” (short-term portion) on the Consolidated Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.
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
Acquisitions
The Company had no significant business acquisitions during fiscal 2025, fiscal 2024 or fiscal 2023.
Comprehensive Income (Loss)
Comprehensive income or loss includes all changes to equity during a period, except those resulting from investments by and distributions to stockholders and except those related to the net parent investment. Components of comprehensive income or loss include net income, pension plan adjustments (net of tax) and changes in foreign currency translation adjustments (net of tax).

The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025			September 27, 2024			September 29, 2023
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net (Loss) Income			$(40,223)			$20,970			$213,158
Pension plan adjustments	(660)	210	(450)	(39)	9	(30)	(884)	229	(655)
Foreign currency translation adjustments	3,034	—	3,034	2,292	—	2,292	2,251	(1,089)	1,162
Other Comprehensive Income (Loss)	2,374	210	2,584	2,253	9	2,262	1,367	(860)	507
Comprehensive (Loss) Income			$(37,639)			$23,232			$213,665
Accumulated other comprehensive loss consists of the following (in thousands):

	October 3, 2025	September 27, 2024
Pension plan adjustments	$(5,549)	$(5,099)
Foreign currency translation adjustments	(20,778)	(23,812)
	$(26,327)	$(28,911)
Currency Translation
The Company’s Canadian subsidiary’s functional currency is the local currency of operations, and the net assets of its Canadian operations are translated into U.S. dollars using current exchange rates. Translation differences are included as a component of accumulated other comprehensive income or loss in equity.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Receivables
Receivables represents amounts due from customers and is presented net of allowance for credit losses. Judgment and estimates are used in determining the collectability of receivables and in evaluating the adequacy of the allowance for credit losses. The Company estimates and reserves for its credit loss exposure based on historical experience, current general and specific industry economic conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. Credit loss expense is classified within Selling, general and administrative expenses in the Consolidated and Combined Statements of Income. When an account is considered uncollectible, it is written off against the allowance for credit losses. The allowance for credit losses is netted against “Receivables” in the Consolidated Balance Sheets, and the activity for fiscal 2025 and fiscal 2024 was as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024
Balance, beginning of year	$19,804	$25,066
Additions: Charged to Income	56,851	33,705
Reductions: Deductions from Reserves(1)	(43,978)	(38,967)
Balance, end of year (2)	$32,677	$19,804
__________________

(1)Amounts determined not to be collectible and charged against the reserve and translation.
(2)The increase in the allowance for credit losses was due primarily to a $15 million adjustment to the allowance for credit losses that was recorded in fiscal 2025 based on updated estimates of collectability and to ensure the adequacy of the allowance for credit losses.

Transfer of Financial Assets

The Company accounts for transfers of its financial assets in accordance with Accounting Standards Codification ("ASC") Topic No. 860, Transfers and Servicing. When a transfer meets all the requirements for a sale of a financial asset, the Company derecognizes the financial asset.
Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of October 3, 2025 and September 27, 2024, the Company’s reserve for inventory was approximately $18.6 million and $15.7 million, respectively. The inventory reserve is determined based on history, projected customer consumption and specific identification.

The components of net inventories are as follows (in thousands):

	October 3, 2025	September 27, 2024
Raw Materials	$41,167	$35,210
Work in Process	1,128	959
Finished Goods	136,725	128,744
	$179,020	$164,913
Rental Merchandise in Service
Rental merchandise in service represents personalized work apparel, linens and other rental items in service. Rental merchandise in service is valued at cost less accumulated amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which primarily ranges from one to four years. The amortization rates are based on the Company’s specific experience and wear tests performed by the Company. These factors are critical to determining the amount of rental merchandise in service and related Cost of services provided (exclusive of depreciation and amortization) that are presented in the Consolidated and Combined Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.
During the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023, the Company recorded $362.9 million, $345.9 million and $343.9 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within “Cost of services provided (exclusive of depreciation and amortization)” in the Consolidated and Combined Statements of Income.
Other Current Assets
“Other current assets” as presented on the Consolidated Balance Sheets is primarily comprised of software subscriptions, prescription and medical refunds, prepaid insurance, prepaid taxes and licenses and as of October 3, 2025, include assets held for sale. Assets held for sale are recorded at the lower of their carrying value or estimated selling price less estimated costs to sell. Depreciation is suspended upon classification as held for sale. The highest and best use of these assets is as real estate properties for use or lease and the Company intends to sell them to third parties as quickly as practicable. As of October 3, 2025, four properties with an aggregate carrying value of $4.2 million were classified as held for sale. The properties are part of the Company's United States segment. As of September 27, 2024, the Company had no assets classified as held for sale.

Property and Equipment and Operating Lease Right-of-use Assets
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations. Replacements, and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for equipment. Depreciation expense during fiscal 2025, fiscal 2024 and fiscal 2023 was $104.8 million, $106.3 million and $103.8 million, respectively. The Company had $6.5 million and $10.2 million of capital expenditures recorded within “Accounts payable” and “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets as of October 3, 2025 and September 27, 2024, respectively.
During fiscal 2025, fiscal 2024 and fiscal 2023, the Company completed the sale of certain properties for net selling prices of $5.5 million, $5.3 million and $9.6 million, respectively. Resulting gains or losses are recorded within the United States segment, and are included in “Selling, general and administrative expenses” in the Consolidated and Combined Statements of Income.
During fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, the Company recorded an impairment charge of $7.7 million to its Operating Lease Right of use Assets within its United States segment, which was included in “Selling, general and administrative expenses” in the Combined Statement of Income for fiscal 2023. The non-cash impairment charge consisted of operating lease right-of-use assets $7.1 million and other costs $0.6 million.
Other Assets
“Other assets,” as presented in the Consolidated Balance Sheets, is primarily comprised of employee sales commissions, computer software costs, equity method investment, consideration payable to a customer at the beginning of the contract, noncurrent pension assets, preparation costs and long-term receivables.
Employee sales commissions represent commission payments made to employees related to new or retained business contracts (see Note 6. “Revenue Recognition”). Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to 10 years.
The Company accounts for investments in unconsolidated entities where it exercises significant influence but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. An equity method investment that represented a 39% ownership interest in Aramark Uniform Services Japan Corporation, was sold in October 2024 for $36.8 million and the proceeds used towards debt repayments. The loss on sale of $2.2 million is included in “Gain (loss) on Sale of Equity Investment, net” in the Consolidated Statement of Income for fiscal 2025.
On September 22, 2023, the Company sold its 25% interest in Sanikleen, a Japanese linen supply company for $51.9 million in cash resulting in a pre-tax gain on sale of $51.8 million for fiscal 2023. The pre-tax gain is included in “Gain (loss) on Sale of Equity Investment, net” in the Combined Statement of Income for fiscal 2023.
Accrued Expenses and Other Current Liabilities
“Accrued expenses and other current liabilities” as presented in the Consolidated and Combined Balance Sheets include the current portion of insurance accruals related to automotive, general liability and workers’ compensation reserves of $16.1 million and $31.9 million as of October 3, 2025 and September 27, 2024, respectively. The remaining components consist primarily of unearned income, interest, taxes, and environmental reserves (see Note 9. Commitments and Contingencies).

Other Noncurrent Liabilities
“Other Noncurrent Liabilities” as presented in the Consolidated Balance Sheets include the long-term portion of insurance reserves related to automotive, general liability and workers’ compensation reserves of $36.9 million and $0, as of October 3, 2025 and September 27, 2024, respectively. The remaining components consist primarily of environmental reserves (see Note 9. Commitments and Contingencies), asset retirement obligations (see Note 9. Commitments and Contingencies), and the noncurrent portion of deferred income.

Following the Separation from Aramark on September 30, 2023, the Company is primarily self-insured for workers’ compensation, general, and automotive liabilities. Self-insured liabilities are based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled and have been incurred but not yet reported. These estimates are reviewed and adjusted as the facts and circumstances change. Self-insured liabilities are included in “Accrued expenses and other current liabilities” and “Other Noncurrent Liabilities” in the consolidated balance sheets based on the expected timing of ultimate settlement. The amount of noncurrent self-insured liabilities at September 27, 2024 was not material to the consolidated financial statements and was included in “Accrued expenses and other current liabilities.”
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

The Company entered into an independent general liability, automobile liability, workers’ compensation liability insurance policy effective September 29, 2023. As a result, during fiscal 2025 and fiscal 2024, the Company recorded general liability, automobile liability, and workers’ compensation liability expenses, which are included within “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Consolidated Statements of Income. For fiscal 2025, general liability, automobile liability, and workers’ compensation liability expenses were $7.9 million, $20.6 million, and $25.6 million, respectively. For fiscal 2024, general liability, automobile liability, and workers’ compensation liability expenses were $11.4 million, $16.5 million, and $22.8 million, respectively. The estimated current portion of such reserves is included in “Accrued expenses and other current liabilities,” while the estimated long-term portion is included in “Other Noncurrent Liabilities” in the consolidated balance sheets.

Additionally, the Company entered into an independent property insurance policy and was no longer under Aramark’s property insurance policy effective June 1, 2023. During fiscal 2025 and fiscal 2024, the Company recorded $4.6 million and $4.5 million of property insurance expenses, respectively, within “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Consolidated Statements of Income.
Environmental Matters
Capital expenditures for ongoing environmental remediation and compliance measures were recorded in Property and Equipment, and related expenses are included in operating expenses. The Company accrues for environmental-related activities for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. Accrued amounts were primarily recorded on an undiscounted basis (see Note 9. Commitments and Contingencies).

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

The Company and its subsidiaries file a federal consolidated income tax return in the United States, and separate legal entities file in various state, local and foreign jurisdictions. The Company uses the asset and liability approach to determine its (benefit)/provision for income taxes based on its operations in each jurisdiction. Deferred tax assets and liabilities are determined by the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Refer to Note 11, “Income Taxes”, of these Consolidated and Combined Financial Statements for further details on income taxes.
Net Cash Distributions to Parent
Net Cash Distributions to Parent on the Combined Statement of Cash Flows for fiscal 2023 include transactions related to Aramark’s historic investment in the Company.
For additional information, see Basis of Presentation above and Note 15.
Interest Expense, net
“Interest Expense, net” as presented in the Consolidated and Combined Statements of Income is primarily comprised of interest expense on borrowings (see Note 4. Borrowings) and interest expense recognized on financing leases (see Note 7. Leases).
Other Expense (Income)
“Other Expense (Income), net ” as presented in the Consolidated and Combined Statements of Income (Loss) is primarily comprised of fees incurred for the Company’s accounts receivable securitization facility (see Note 16. Accounts Receivable Securitization Facility). For fiscal 2024 and fiscal 2023, “Other Expense (Income), net” also included the Company’s share of the financial results of Sanikleen, a Japanese linen supply company.

For fiscal 2025, “Loss (Gain) on Sale of Equity Investment, net” includes a loss of $2.2 million related to the sale of an equity method investment which was sold for $36.5 million. For fiscal 2023, “Loss (Gain) on Sale of Equity Investment, net” includes a gain of $51.8 million related to the sale of the Company’s investment in Sanikleen.
NOTE 2.    SEVERANCE:

During fiscal 2025, 2024 and 2023 , the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $18.7 million, $5.2 million and $7.6 million were recorded on the Consolidated and Combined Statements of Income for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively. For fiscal 2025 and 2024, the severance charges were recorded within “Selling, general and administrative expenses. For fiscal 2023, the severance charges were recorded within “Selling, general and administrative expenses” and “Cost of services provided (exclusive of depreciation and amortization). As of October 3, 2025 and September 27, 2024, accrued severance obligations were $7.4 million and $2.7 million, respectively.
The following table summarizes the unpaid obligations for severance and related costs as of October 3, 2025, which are included in “Accrued payroll and related expenses” on the Consolidated Balance Sheets.

(dollars in thousands)	September 27, 2024	Charges (Reversals)	Payments and Other	October 3, 2025
Fiscal 2025 Severance	$—	$19,264	$(11,872)	$7,392
Fiscal 2024 Severance	$2,561	$(440)	$(2,121)	$—
Fiscal 2023 Severance	$142	$(142)	$—	$—
Total	$2,703	$18,682	$(13,993)	$7,392
The following table summarizes the unpaid obligations for severance and related costs as of September 27, 2024, which are included in “Accrued payroll and related expenses” on the Consolidated Balance Sheets.

(dollars in thousands)	September 29, 2023	Charges	Payments and Other	September 27, 2024
Fiscal 2024 Severance	$—	$5,240	$(2,679)	$2,561
Fiscal 2023 Severance	3,414	—	(3,272)	142
Total	$3,414	$5,240	$(5,951)	$2,703
NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to impairment testing that is conducted annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Based on Aramark’s historical structure, goodwill for the Company was retained within one reporting unit for the fiscal year ended September 29, 2023. For fiscal years ended October 3, 2025 and September 27, 2024, Vestis had two reporting units, United States and Canada. The annual impairment test is performed as of the end of the fiscal month of August. If results of the qualitative assessment indicate a more likely than not determination of impairment or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value, using a discounted cash flow method and/or market method for each reporting unit, with its estimated net book value. During fiscal 2025, the Company identified potential triggering events for impairment under ASC 350, Intangibles, Goodwill and Other. This conclusion was based on (i) a decline in financial performance, and (ii) a sustained decrease in the Company’s share price. However, the annual impairment test for goodwill that was performed during the fourth quarter of fiscal 2025, using a quantitative testing approach, revealed no impairment, as the estimated fair value of each reporting unit exceeded its respective carrying value. Also, no impairment was identified from the quantitative test that was performed during the fourth quarter of fiscal 2024.
The fair value of each reporting unit was estimated using a combination of the income and market approaches, incorporating management’s most recent forecasts and market participant assumptions. The income approach included the application of discounted cash flow models, utilizing discount and terminal growth assumptions.
The determination of fair value for the reporting units includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors, including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. The market method is dependent on several factors including the determination of market multiples and future cash flows.

If our future operating results do not meet current forecasts, or we experience a sustained decline in our market capitalization, or if assumptions or estimates in the fair value calculations change, or if margin projections or future growth rates vary from what was expected, and such factors are determined to be indicative of a reduction in fair value within either of the Company’s reporting units, the Company may be required to record future goodwill impairment charges.
Changes in total goodwill during fiscal 2025 were as follows (in thousands):

	September 27, 2024	Acquisitions	Translation	October 3, 2025
United States	$896,237	$—	$—	$896,237
Canada	67,607	—	(2,112)	65,495
Total	$963,844	$—	$(2,112)	$961,732
Changes in total goodwill during fiscal 2024 are as follows (in thousands):

	September 29, 2023	Acquisitions	Translation	September 27, 2024
United States	$896,237	$—	$—	$896,237
Canada	67,306	—	301	67,607
	$963,543	$—	$301	$963,844
Other intangible assets consist of (in thousands):

	October 3, 2025			September 27, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$387,602	$(214,835)	$172,767	$383,887	$(187,699)	$196,188
Trade names	16,070	—	16,070	16,585	—	16,585
	$403,672	$(214,835)	$188,837	$400,472	$(187,699)	$212,773
Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit with a weighted average life of approximately 14 years. The Canadian Linen trade name, which is our sole trade name, is an indefinite-lived intangible asset and is not amortized, but is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company utilized the “relief-from-royalty” method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade name being owned. The Company’s annual trade name impairment test did not result in an impairment charge for fiscal 2025 or 2024 . The Company’s annual trade name impairment test was completed by Aramark for fiscal 2023 which did not result in an impairment charge. Amortization of other intangible assets for fiscal 2025, fiscal 2024 and fiscal 2023 was approximately $27.1 million, $25.9 million and $26.0 million, respectively.
Based on the recorded balances at October 3, 2025, total estimated amortization of all acquisition-related intangible assets for fiscal years 2026 through 2030 are as follows (in thousands):

2026	$26,762
2027	26,500
2028	25,098
2029	24,145
2030	23,167
NOTE 4.    BORROWINGS:

Long-term borrowings, net, are summarized in the following table (in thousands):

	October 3, 2025	September 27, 2024
Senior secured term loan facility, due September 2028	477,500	497,500
Senior secured term loan facility, due February 2031	665,000	665,000
Senior secured revolving facility, due September 2028	26,000	—
Total principal debt issued	1,168,500	1,162,500
Unamortized debt issuance costs	(11,959)	(13,164)
Discounts	(1,398)	(1,603)
Less - current portion	—	—
Long-term borrowings, net of current portion	$1,155,143	$1,147,733

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

The Company recorded approximately $11.1 million and $2.6 million of debt issuance costs associated with the term loans and the Revolving Credit Facility, respectively. The term loan debt issuance costs are reflected as a reduction to debt in the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Revolving Credit Facility debt issuance costs are reflected within “Other Assets” in the Consolidated Balance Sheets and are amortized on a straight-line basis as a component of interest expense over the term of the facility.

The Revolving Credit Facility will mature on the earliest of (i) September 29, 2028, and (ii) the date of termination of all of the commitments under the revolving credit facility or the date on which the loans under the revolving credit facility become due and payable or the commitments under the revolving credit facility are terminated. The Company's revolving credit facility includes a $50 million sub-limit for swingline loans. The Revolving Credit Facility includes a $30 million sub-limit for letters of credit. The Revolving Credit Facility may be drawn by the Company as well as by certain foreign subsidiaries. Each foreign borrower is subject to a sub-limit of $100 million with respect to borrowings under the Revolving Credit Facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The Revolving Credit Facility is subject to a commitment fee ranging from a rate of 0.20% to 0.30% per annum. The actual rate within the range is based on a Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement.

On February 22, 2024, the Company amended the Credit Agreement to refinance its Term Loan A-1 with an $800 million term loan B-1 due February 22, 2031 (“Term Loan B-1”). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point, the remaining unpaid principal amount is due. The Company recorded approximately $11.1 million and $2.0 million of Term Loan B-1 debt issuance costs and original issue discount, respectively, which are reflected as a reduction to debt in the Consolidated Balance Sheets, which are being amortized as a component of interest expense over the term of the related debt using the effective interest method. As a result of the repayment of Term Loan A-1 using the proceeds from Term Loan B-1, the Company also recorded a $3.9 million non-cash expense during fiscal 2024 for the write-off of Term Loan A-1 unamortized debt issuance costs to “Interest Expense, net” on the Consolidated Statements of Income.

As of October 3, 2025, there was $26.0 million outstanding on the Revolving Credit Facility and $5.8 million of letters of credit outstanding, leaving $268.2 million available for borrowings under the Revolving Credit Facility.

Interest

The Term Loan A-2 interest rate is, the Secured Overnight Financing Rate (“SOFR”), plus a Credit Spread Adjustment of 10 basis points and a margin from 1.50% to 2.50% depending on the Company’s Consolidated Total Net

Leverage Ratio, as defined in the Credit Agreement. The applicable margin on Term Loan A-2 was 2.33% and 2.25% during fiscal 2025 and fiscal 2024, respectively.

The Term Loan B-1 interest rate is SOFR plus a margin from 2.0% to 2.25% depending on the Company’s Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on Term Loan B-1 was 2.25% and 2.25% during fiscal 2025 and fiscal 2024, respectively.

The weighted-average interest rate for the Company’s senior secured term loans was 6.79% and 7.65% for 2025 and 2024, respectively. During the fiscal year ended October 3, 2025 and September 27, 2024, the Company paid $93.6 million and $96.8 million of interest on its outstanding principal debt. The Company had no interest payments during the fiscal year ended September 29, 2023.

The Company carries its debt at historical cost and discloses fair value. As of October 3, 2025 and September 27, 2024, the carrying amounts of the Company’s senior secured term loans approximated their fair values, as the interest rates are variable and reflective of market rates.

Prepayment

During fiscal 2024, the Company paid principal amounts of $202.5 million and $135.0 million on its Term Loan A-2 and Term Loan B-1. As a result of these payments, the Company met its quarterly principal payment obligations through the maturity of both term loans. Additionally, during fiscal 2025, the Company made principal repayments of $20.0 million on its Term Loan A-2.

The Credit Agreement may be prepaid at any time. Subject to certain exceptions, the Credit Agreement requires the Company to prepay outstanding term loans with:
•100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of collateral subject to certain exceptions and customary reinvestment rights; provided, further, that such prepayment shall only be required to the extent net cash proceeds during the applicable fiscal year exceeds the greater of (a) $30,000,000 and (b) 7.5% of Covenant Adjusted EBITDA;
•100% of the net cash proceeds of all casualty events with respect to any equipment, fixed assets, or real property constituting collateral; provided, that such prepayment shall only be required to the extent proceeds related to the event exceed $10 million and are not reinvested within the reinvestment period; and
•100% of the net cash proceeds of any incurrence of debt, but excluding proceeds from certain debt permitted under the Credit Agreement.

In addition, the Term Loan B-1 is subject to mandatory prepayments using 50% of the Company’s excess cash flow, with reductions to 25% and 0% based upon achievement and maintenance of a secured net leverage ratio of 3.75:1.00 and 3.25:1.00, respectively.

Covenants and Covenant Amendment

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

Additionally, the Credit Agreement requires the Company to maintain a maximum Consolidated Total Net Leverage Ratio, defined as consolidated total indebtedness over unrestricted cash divided by Adjusted EBITDA (as defined in the Credit Agreement). Consolidated total indebtedness is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any Receivables Facility. Adjusted EBITDA is defined in the Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.

The Credit Agreement also established a minimum Interest Coverage Ratio, defined as Adjusted EBITDA (as defined in the Credit Agreement) divided by consolidated interest expense. The minimum Interest Coverage Ratio is required to be at least 2.00x for the term of the Credit Agreement.

On May 1, 2025, the Company entered into Amendment No. 2 to its Credit Agreement (“Amendment No. 2”). Amendment No. 2 increased the net leverage covenant ratio from 4.50x to (i) 5.25x for any fiscal quarter ending prior to July 3, 2026, (ii) 5.00x for the fiscal quarter ending July 3, 2026 and (iii) 4.75x for the fiscal quarter ending October 2, 2026. Pursuant to the Credit Agreement, as amended, the net leverage covenant ratio will remain at 4.50x for the first quarter of fiscal 2027 through maturity.

Amendment No. 2 also provided a $15 million bad debt expense adjustment to EBITDA in the fiscal quarter ended March 28, 2025 solely for the purposes of determining compliance with the financial covenants.

The principal amounts of both the Revolving Credit Facility commitment and the term loans remained unchanged following Amendment No. 2.

As part of Amendment No. 2, the Company agreed to limit the aggregate size of its A/R Facility (as defined in Note 16, Accounts Receivable Securitization Facility) and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026. In connection with the Amendment No. 2, the Company paid fees of $1.6 million, which were deferred and are being amortized on the same basis as the previous unamortized debt issuance costs.

As of October 3, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Maturities

At October 3, 2025, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter are as follows (in thousands):

2026	$—
2027	—
2028	503,500
2029	—
2030	—
Thereafter	665,000
Total	$1,168,500

NOTE 5.    DERIVATIVE INSTRUMENTS:
Prior to the Separation, Aramark entered into contractual derivative arrangements to manage changes in market conditions related to exposure to fluctuating gasoline, diesel and natural gas fuel prices at the Company. These derivative arrangements transferred in-kind to the Company upon the execution of the Separation and Distribution Agreement between the Company and Aramark, which was effective upon the Separation on September 30, 2023. Derivative instruments utilized during the period include pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index, and pay fixed/receive floating natural gas fuel agreements based on the Henry Hub New York Mercantile Exchange index in order to limit the Company's exposure to price fluctuations for gasoline, diesel, and natural gas fuel mainly for the Company’s operations. The counterparties to the contractual derivative agreements were all major international financial institutions. The Company did not enter into any new derivative arrangements during the fiscal year ended October 3, 2025 or September 27, 2024, and as of September 27, 2024, all derivative arrangements had reached maturity and thus, no derivative instruments were recognized as either assets or liabilities on the Consolidated Balance Sheets.
The corresponding impact on earnings related to the contractual derivative arrangements were recorded within the Consolidated Statement of Income for the fiscal year ended September 27, 2024. Additionally, prior to the Separation the impact on earnings related to the contractual derivative arrangements were allocated to the Company and recorded within the Combined Statement of Income for the fiscal year ended September 29, 2023.
Derivatives not Designated in Hedging Relationships
The Company does not record its gasoline, diesel and natural gas fuel agreements as hedges for accounting purposes. As of October 3, 2025, the Company had no fuel contracts outstanding. The impact on earnings related to the change in fair value of these contracts related to the Company was a gain of $0.1 million for fiscal 2024. The impact on earnings related to the change in fair value of these unsettled contracts related to the Company was a gain of $1.6 million for fiscal 2023.
The following table summarizes the location of realized and unrealized losses for the Company’s derivatives not designated as hedging instruments in the Consolidated and Combined Statements of Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	October 3, 2025	September 27, 2024	September 29, 2023
Gasoline, diesel and natural gas fuel agreements	Cost of services provided (exclusive of depreciation and amortization)	$—	$2,580	$3,488
NOTE 6.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
United States:
Uniforms	$957,042	$1,037,608	$1,067,825
Workplace Supplies	1,532,334	1,518,314	1,507,527
Total United States	2,489,376	2,555,922	2,575,352
Canada:
Uniforms	$91,565	$96,864	$100,403
Workplace Supplies	153,898	153,034	149,531
Total Canada	245,463	249,898	249,934
Total Revenue	$2,734,839	$2,805,820	$2,825,286

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract. The deferred costs are amortized using the portfolio approach on a straight-line basis over the average period of benefit, approximately nine years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. The Company expenses sales commissions as incurred if the amortization period is one year or less. As of October 3, 2025 and September 27, 2024, the Company had $107.1 million and $105.8 million, respectively, of employee sales commissions recorded as assets within “Other Assets” and “Other Current Assets” on the Company’s Consolidated Balance Sheets. During fiscal 2025, fiscal 2024 and fiscal 2023, the Company recorded $22.3 million, $21.1 million and $20.1 million, respectively, of expense related to employee sales commissions within “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income.
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
The Company recognizes operating lease liabilities and operating lease right-of-use assets on its Consolidated Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use the underlying assets for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and operating lease right-of-use assets are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. Deferred rent, tenant improvement allowances and prepaid rent are included in the operating lease right-of-use asset balances. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has lease agreements with lease and non-lease components. Non-lease components are combined with the related lease components and accounted for as lease components for all classes of underlying assets.
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

The following table summarizes the location of the operating and finance leases in the Company’s Consolidated Balance Sheets (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	October 3, 2025	September 27, 2024
Assets:
Operating	Operating Lease Right-of-use Assets	$85,108	$73,530
Finance	Property and Equipment, net	144,288	131,041
Total lease assets		$229,396	$204,571
Liabilities:
Current
Operating	Current operating lease liabilities	$20,189	$19,886
Finance	Current maturities of financing lease obligations	35,234	31,347
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	77,032	66,111
Finance	Noncurrent Financing Lease Obligations	131,071	115,325
Total lease liabilities		$263,526	$232,669

Weighted average remaining lease term (in years)
Operating leases		5.8	6.1
Finance leases		5.8	5.7
Weighted average discount rate
Operating leases		6.9%	6.1%
Finance leases		4.7%	4.6%
The following table summarizes the location of lease related costs in the Consolidated and Combined Statements of Income (in thousands):

		Fiscal Year Ended
Lease Cost	Income Statement Location	October 3, 2025	September 27, 2024	September 29, 2023
Operating lease cost:
Fixed lease costs	Cost of services provided (exclusive of depreciation and amortization) / Selling, general and administrative expenses	$24,847	$23,359	$23,119
Variable lease costs	Cost of services provided (exclusive of depreciation and amortization) / Selling, general and administrative expenses	12,974	10,447	9,888
Short-term lease costs	Cost of services provided (exclusive of depreciation and amortization) / Selling, general and administrative expenses	7,171	8,698	8,175
Finance lease cost(1):
Amortization of right-of-use-assets	Depreciation and amortization	33,747	31,647	30,360
Interest on lease liabilities	Interest Expense, net	7,107	5,784	4,174
Net lease cost		$85,846	$79,935	$75,716
__________________
(1)Excludes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases for the periods reported is as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$25,224	$19,871	$24,208
Operating cash flows from finance leases	7,107	5,784	4,174
Financing cash flows from finance leases	34,496	30,608	27,601
Lease assets obtained in exchange for lease obligations:
Operating leases	30,441	35,997	12,640
Finance leases	55,625	44,916	42,581
__________________
(1)For fiscal 2025, excludes cash paid for variable and short-term lease costs of $13.0 million and $7.2 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2024, excludes cash paid for variable and short-term lease costs of $10.4 million and $8.7 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2023, excludes cash paid for variable and short-term lease costs of $9.9 million and $8.2 million, respectively, that are not included within the measurement of lease liabilities. Additionally, for fiscal 2025 and 2024, includes $0.1 million and $4.5 million, respectively, of cash received for reimbursements of tenant improvement allowances.
Future minimum lease payments under non-cancelable leases as of October 3, 2025 are as follows (in thousands):

	Operating leases	Finance leases	Total
2026	$27,921	$42,293	$70,214
2027	24,505	38,710	63,215
2028	20,733	33,196	53,929
2029	16,118	27,875	43,993
2030	11,266	43,643	54,909
Thereafter	25,719	6,159	31,878
Total future minimum lease payments	$126,262	$191,876	$318,138
Less: Interest	(29,041)	(25,571)	(54,612)
Present value of lease liabilities	$97,221	$166,305	$263,526
NOTE 8.    EMPLOYEE PENSION AND PROFIT SHARING PLANS:
Defined Contribution Retirement Plans
In the United States and Canada, the Company maintains qualified contributory defined contribution retirement plans for all Company employees meeting certain eligibility requirements, with Company contributions to the plans based on earnings performance or salary level. The total expense of the above plans for Company employees for fiscal 2025, fiscal 2024 and fiscal 2023 was $5.4 million, $9.0 million and $9.1 million, respectively, which were recorded in “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income.
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
The Company’s participation in these plans for fiscal 2025 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2025 and 2024 is for the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants, plans in the critical zone are generally less than 65% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The contributions columns represent the recurring, required contributions made by the Company, which are typically based upon the number of employees participating within the plan. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2025, fiscal 2024 and fiscal 2023 contributions. The contributions by the Company were recorded in “Cost of services provided (exclusive of depreciation and amortization)” and “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income.

		Pension Protection Act Zone Status			Contributions by the Company (in thousands)
Pension Fund	EIN/Pension Plan Number	2025	2024	FIP/RP Status Pending/ Implemented	2025	2024	2023	Surcharge Imposed	Range of Expiration Dates of CBAs
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$3,486	$3,219	$2,994	No	5/10/2024 - 4/7/2028
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical	Critical	Implemented	4,621	4,440	4,213	No	7/19/2024 - 9/22/2028
Retail, Wholesale and Department Store International Union and Industry Pension Fund(1)	63-0708442/ 001	Critical and Declining	Critical and Declining	Implemented	420	404	413	No	4/18/2025 - 5/22/2026
Local No. 731, I.B. of T. Pension Fund	36-6513567/ 001	Green	Green	N/A	1,196	1,166	1,129	No	5/1/2026
Other funds					9,932	9,406	9,009
Total contributions					$19,655	$18,635	$17,758
__________________
(1)Over 60% of the Company’s participants in this fund are covered by a single CBA that expires on May 22, 2026.
The Company provided more than 5% of the total contributions for the following plans and plan years:

Pension Funds	Contributions to the plan exceeded more than 5% of total contributions (as of the plan’s year-end)
National Retirement Fund	12/31/24, 12/31/2023, 12/31/2022
Retail, Wholesale and Department Store International Union and Industry Pension Fund	12/31/24, 12/31/23, 12/31/2022
NOTE 9.    COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $6.2 million at October 3, 2025, primarily in connection with commitments for the purchase of raw materials from vendors.
From time to time, the Company and its subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business or otherwise related to the Company, including actions by customers, employees, acquisition counterparties, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below with respect to the shareholder class action lawsuits and shareholder derivative action lawsuits, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of October 3, 2025 and September 27, 2024, the Company has $9.8 million and $6.6 million, respectively, recorded as liabilities within “Accrued expenses and other current liabilities” and $22.2 million and $19.0 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of October 3, 2025 and September 27, 2024, the Company has $12.0 million and $11.8 million, respectively, recorded as liabilities within “Other Noncurrent Liabilities” on the Company’s Consolidated Balance Sheets.

On May 13, 2022, Cake Love Co. (“Cake Love”) commenced a putative class action lawsuit against AmeriPride Services, LLC (“AmeriPride”), a subsidiary of Vestis, in the United States District Court for the District of Minnesota. The lawsuit was subsequently updated to add an additional named plaintiff, Q-Mark Manufacturing, Inc. (“Q-Mark” and, together with Cake Love, the “Plaintiffs”). Plaintiffs alleged that the defendants increased certain pricing charged to members of the purported class without the proper notice required by service agreements between AmeriPride and members of the purported class and that AmeriPride breached the duty of good faith and fair dealing. Plaintiffs sought damages on behalf of the purported class representing the amount of the allegedly improperly noticed price increases along with attorneys’ fees, interest and costs. During fiscal 2024, the parties reached a settlement in principle, which was subject to court approval. The settlement included, among other terms, a monetary component of $3.1 million. On May 6, 2025, the court issued an order granting approval of the settlement. The full amount of the settlement was provided for within “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of September 27, 2024 and, during fiscal 2025, all amounts due were paid.
With respect to the below matters, the Company cannot predict the outcome of these legal matters, nor can it predict whether any outcome may be materially adverse to its business, financial condition, results of operations or cash flows. The Company intends to vigorously defend these matters.

On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934,

based on allegedly false or misleading statements generally related to the Company’s business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs and on November 22, 2024, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 25, 2025. A hearing on the motion to dismiss took place on August 29, 2025. On September 30, 2025, the Court entered an order denying defendants’ motion to dismiss. On October 30, 2025, Defendants filed answers to the amended complaint and fact discovery has commenced.

On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis’ shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023. On October 7, 2024, the Court granted a stipulation to consolidate multiple related actions involving similar company defendants, including the Vestis action, solely for purposes of adjudicating an omnibus motion to dismiss the complaints in each of those actions. On October 11, 2024, Vestis and the other consolidated defendants filed an omnibus motion to dismiss. The Court held a hearing on the omnibus motion to dismiss on May 14, 2025 and Vestis is awaiting the Court’s decision.

On May 16, 2025 and August 8, 2025, respectively, purported Vestis shareholders commenced derivative actions against certain of Vestis’ current and former directors and former officers, in the United States District Court for the Northern District of Georgia. The cases are captioned Gribe v. Scott, et al., Case No. 1:25-cv-02726-TWT and Hollin v. Scott, et al., Case No. Case 1:25-cv-04498-TWT. Both complaints seek unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaints (in which Vestis is named as a nominal defendant) contain similar allegations to the parallel securities class action, entitled Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG. The complaints generally allege, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaints also allege, among other things, claims against the individual defendants for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and claims against Vestis' former officers for contribution under Section 10(b) of the Securities Exchange Act of 1934. On June 17, 2025, prior to the filing of the Hollin complaint, the parties to the Gribe action made a joint application to stay the action pending resolution of the motion to dismiss filed in the Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., case. On June 18, 2025, the Court granted the parties’ joint application and stayed the action pending further order of the Court. On September 9, 2025, Gribe and Hollin made a motion to consolidate their cases, to appoint lead counsel, and to stay the consolidated derivative action. On September 11, 2025, the Court granted the motion, thereby: (i) consolidating the Gribe and Hollin cases under the caption In re Vestis Corporation Derivative Litigation, Case No. 1:25-cv-02726-TWT, (ii) appointing lead counsel for the consolidated derivative action, and (iii) staying the consolidated derivative action pending further order of the Court. On October 21, 2025, two additional purported Vestis shareholders, Bruce Harms and Thomas Dove, filed their own complaints (see descriptions below) and then subsequently filed a motion to vacate the leadership structure provided by the Court’s September 11, 2025 order. That motion to vacate is currently pending. On October 30, 2025, plaintiff Hollin voluntarily dismissed his case against the Company in the consolidated derivative action, which the court approved on October 31, 2025.

On June 9, 2025, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its former officers, in the United States District Court for the Southern District of New York, captioned Torres v. Vestis Corporation, et al., Case No. 1:25-cv-04844. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between May 2, 2024 and May 6, 2025, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to our business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. Motions for appointment as lead plaintiff and lead counsel were filed with the Court on August 8, 2025. On August 25, 2025, the Court appointed the Board of Trustees of the Police Officers’ Retirement Plan and Trust Fund for the City of Miramar (“City of Miramar”) to serve as lead plaintiff and also appointed lead counsel. The City of Miramar filed a first amended complaint on October 24, 2025. Defendants have 60 days from the filing of the amended complaint to move, answer or otherwise respond to the amended complaint.

On July 29, 2025 and August 5, 2025, respectively, purported Vestis shareholders commenced derivative actions against certain of Vestis’ current and former directors and former officers, in the United States District Court for the Southern District of New York. The cases are captioned Gribe v. Scott, et al., Case No. 1:25-cv-06234 and Hollin v. Scott, et al., Case No. 1:25-cv-06414. Both complaints seek unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaints (in which Vestis is named as a nominal defendant) contain similar allegations to the parallel securities class action pending in the same court, entitled Board of Trustees of the Police Officers’ Retirement Plan and Trust Fund for the City of Miramar v. Vestis Corporation, et al. (formerly Torres v. Vestis Corporation, et al.), Case No. 1:25-cv-04844. The complaints generally allege, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaints also allege, among other things, claims against the individual defendants for violation of Section 14(a) of the Exchange Act, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and claims against Vestis' former officers for contribution under Section 10(b) of the Securities Exchange Act of 1934. On August 22, 2025, Gribe and Hollin made a motion to consolidate their cases, to appoint lead counsel, and to stay the consolidated derivative action. On August 26, 2025, the Court granted the motion, thereby: (i) consolidating the Gribe and Hollin cases under the caption In re Vestis Corporate Derivative Litigation, Case No. 1:25-cv-06234-GHW, (ii) appointing lead counsel for the consolidated derivative action, and (iii) staying the consolidated derivative action pending further order of the Court. On October 29, 2025, plaintiff Hollin filed a notice of voluntary dismissal of his case against the Company. On November 13, 2025, the Court entered an order dismissing Hollin’s individual claims from the consolidated derivative action.

On September 10, 2025 and October 6, 2025, respectively, purported Vestis shareholders commenced derivative actions against certain of Vestis’ current and former directors and former officers, in the United States District Court for the Northern District of Georgia. Those cases are captioned Harms v. Scott, et al., Case No. 1:25-cv-05156-TWT and Dove v. Scott, et al., Case No. 1:25-cv-057331-TWT. Both complaints seek unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaints (in which Vestis is named as a nominal defendant) contain similar allegations to the securities class actions, entitled Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG, also pending in the Northern District of Georgia and Board of Trustees of the Police Officers’ Retirement Plan and Trust Fund for the City of Miramar v. Vestis Corporation, et al., Case No. 1:25-cv-04844, pending in the United States District Court for the Southern District of New York. The complaints generally allege, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaints also allege, among other things, claims against the individual defendants for violation of Section 14(a) of the Exchange Act, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and claims against Vestis' former officers for contribution under Sections 10(b) and 21A of the Securities Exchange Act of 1934. In the consolidated derivative action entitled In re Vestis Corporation Derivative Litigation, Case No. 1:25-cv-02726-TWT (described above), Harms and Dove filed a motion to vacate the leadership structure ordered by the court, on September 11, 2025. That motion to vacate is currently pending.
NOTE 10.    BUSINESS SEGMENTS:
The Company manages and evaluates its business activities based on geography and, as a result, determined that its United States and Canada businesses are its operating segments. The United States and Canada operating segments both provide a full range of uniform programs, restroom supply services and first-aid and safety products, as well as ancillary items such as floor mats, towels and linens. The Company’s operating segments are also its reportable segments. Corporate includes administrative expenses not specifically allocated to an individual segment. The CODM (the Chief Operating Officer) evaluates the performance of its reportable segments, based primarily on segment operating income, and uses this information to make strategic decisions and to allocate resources. The accounting policies of the reportable segments are the same as those described in Note 1 "Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies."

Financial information by reportable segment is as follows (in thousands):

	United States	Canada	Total
Year Ended October 3, 2025
Revenue	$2,489,376	$245,463	$2,734,839
Cost of services provided (exclusive of depreciation and amortization)	1,831,811	178,271	2,010,082
Depreciation and amortization	131,362	10,051	141,413
Selling, general and administrative expenses	372,192	48,187	420,379
Reportable segment operating income	154,011	8,954	162,965
Corporate and other			(98,534)
Gain (Loss) on Sale of Equity Investments, net			(2,784)
Interest Expense, Net			(92,264)
Other (Expense) Income, net			(13,689)
(Loss) Income Before Income Taxes			$(44,306)

Capital expenditures	$54,563	$3,897	$58,460
Property and equipment - Reportable Segments	$573,709	$74,171	$647,880
- Corporate			15,582
- Total			$663,462

Total assets - Reportable Segments	$2,605,553	$263,805	$2,869,358
- Corporate			37,542
- Total			$2,906,900

	United States	Canada	Total
Year Ended September 27, 2024
Revenue	$2,555,922	$249,898	$2,805,820
Cost of services provided (exclusive of depreciation and amortization)	1,811,089	178,783	1,989,872
Depreciation and amortization	129,201	11,331	140,532
Selling, general and administrative expenses	350,923	51,622	402,545
Reportable segment operating income	264,709	8,162	272,871
Corporate and other			(114,920)
Gain (Loss) on Sale of Equity Investments, net			—
Interest Expense, Net			(126,563)
Other (Expense) Income, net			642
Income Before Income Taxes			$32,030

Capital expenditures	$75,112	$3,793	$78,905
Property and equipment - Reportable Segments	$580,060	$68,138	$648,198
- Corporate			22,660
- Total			$670,858

Total assets - Reportable Segments	$2,629,457	$268,800	$2,898,257
- Corporate			34,130
- Total			$2,932,387

	United States	Canada	Total
Year Ended September 29, 2023
Revenue	$2,575,352	$249,934	$2,825,286
Cost of services provided (exclusive of depreciation and amortization)	1,797,371	172,844	1,970,215
Depreciation and amortization	125,167	10,819	135,986
Selling, general and administrative expenses	349,052	52,564	401,616
Reportable segment operating income	303,762	13,707	317,469
Corporate and other			(99,560)
Gain (Loss) on Sale of Equity Investments, net			51,831
Interest Expense, Net			(2,109)
Other (Expense) Income, net			2,099
Income Before Income Taxes			$269,730

Capital expenditures	$72,353	$5,517	$77,870
No individual customer accounted for more than 10% of revenues

NOTE 11.    INCOME TAXES:
The components of (Loss) Income Before Income Taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
United States	$(51,995)	$24,683	$254,027
Non-United States	7,689	7,347	15,703
	$(44,306)	$32,030	$269,730
The (Benefit) Provision for Income Taxes consists of (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Current:
Federal	$5,213	$22,949	$29,704
State and local	(369)	3,283	10,126
Foreign	4,471	4,404	2,372
	9,315	30,636	42,202
Deferred:
Federal	(14,310)	(14,899)	10,350
State and local	(139)	(3,019)	2,860
Foreign	1,051	(1,658)	1,160
	(13,398)	(19,576)	14,370
	$(4,083)	$11,060	$56,572

The (Benefit) Provision for Income Taxes varies from the amount determined by applying the United States Federal statutory rate to Income Before Income Taxes as a result of the following (all percentages are as a percentage of (Loss) Income Before Income Taxes):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
United States statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	2.1	5.0	3.8
Foreign taxes	(1.8)	2.6	(0.1)
Separation related adjustments	(5.8)	(2.9)	—
Permanent book/tax differences	(5.0)	3.8	0.3
Nontaxable gain on foreign subsidiary disposition	—	—	(4.0)
Uncertain tax positions	(0.1)	0.7	0.5
Deferred tax on foreign investments	—	4.3	—
Share-based compensation	(3.8)	3.5	—
Tax credits & other	2.6	(3.5)	(0.5)
Effective income tax rate	9.2%	34.5%	21.0%
As of October 3, 2025 and September 27, 2024, the components of Deferred Income Taxes are as follows (in thousands):

	October 3, 2025	September 27, 2024
Deferred tax assets:
Accruals and allowances	25,351	22,777
Employee compensation	13,478	18,485
Operating lease right-of-use liability	23,316	19,924
Business interest expense carryforward	34,591	16,795
Research and development expenses	9,876	5,622
NOL/credit carryforward and other	8,185	7,290
Deferred tax asset	114,797	90,893
Valuation allowances	$(4,662)	$(4,662)
Deferred tax asset (net of valuation allowance)	110,135	86,231

Deferred tax liabilities:
Property and equipment	65,201	59,461
Other intangible assets including goodwill	90,417	83,247
Rental merchandise in service	82,500	78,542
Operating lease asset	18,767	16,746
Capitalized contract costs	19,061	24,541
Internally developed software	8,072	7,846
Other	$1,691	$5,752
Deferred tax liability	285,709	276,135
Net deferred tax liability	$175,574	$189,904

Deferred tax assets of $1.8 million and $1.6 million as of October 3, 2025 and September 27, 2024, respectively, are included in "Other Assets" on the Consolidated Balance Sheets. Deferred tax liabilities of $177.3 million and $191.5 million as of October 3, 2025 and September 27, 2024, respectively, are included in "Deferred Income Taxes" on the Consolidated Balance Sheets.

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets. As of October 3, 2025, the Company has $4.7 million of United States foreign tax credit carryforwards from periods prior to the Separation. However, the Company maintains a full valuation allowance against these credit carryforwards. The Company assessed the remaining deferred tax assets and believes it is more-likely-than-not that they are realizable.

As of October 3, 2025, the Company had $2.7 million of tax-effected state net operating loss carryforwards. The earliest expiration of the state net operating loss carryforwards is fiscal 2029 and the Company believes all carryforwards will be utilized prior to expiration.

A reconciliation of the beginning and ending amount of valuation allowances follows (in thousands):

	October 3, 2025	September 27, 2024	September 29, 2023
Balance, beginning of year	$4,662	$—	$—
Separation related adjustments	—	4,662	—
Balance, end of year	$4,662	$4,662	$—

Under the Tax Matters Agreement, the Company is responsible for income taxes on prior period returns filed on a separate company basis in state, local, and foreign jurisdictions. Prior to the Separation, the Company was included on Aramark’s United States federal and various state consolidated and combined tax returns that remain the responsibility of Aramark. Adjustments to Aramark’s consolidated and combined federal and state tax returns could affect the tax attributes allocated to the Company under the Tax Matters Agreement. While it is often difficult to predict the timing or resolution of a particular tax matter, the Company does not anticipate any adjustments resulting from United States federal, state or foreign tax audits that would result in a material change to its financial condition or results of operations. Currently, none of the Company’s income tax returns are under examination by a taxing authority. With few exceptions, the Company is no longer subject to foreign or state and local tax examinations by tax authorities for fiscal years before 2021.

Undistributed earnings and profits ("E&P") of our foreign subsidiaries amounted to $33.5 million as of October 3, 2025. Currently, $33.5 million of the undistributed E&P of our foreign subsidiaries is considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings to the U.S. in the form of dividends or otherwise, the Company could be subject to U.S. state and local taxes and withholding taxes payable in various jurisdictions, which may be partially offset by a U.S. foreign tax credit. The unrecorded withholding tax on undistributed E&P is not significant to the Consolidated and Combined Financial Statements.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, was approximately $0.4 million, $0.4 million, and $4.4 million as of October 3, 2025, September 27, 2024 and September 29, 2023, respectively. In connection with the Separation, our unrecognized benefits with respect to our uncertain tax positions decreased by $4.2 million during fiscal 2024 as these remained the obligation of Aramark under the Tax Matters Agreement.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	October 3, 2025	September 27, 2024	September 29, 2023
Balance, beginning of year	$412	$4,392	$2,963
Additions based on tax positions taken in the current year	73	195	554
Additions (Subtractions) for tax positions taken in prior years	(51)	—	875
Separation related adjustments	—	(4,175)	—
Balance, end of year	$434	$412	$4,392

The Company has $0.1 million and $0.1 million accrued for interest and penalties as of October 3, 2025 and September 27, 2024, respectively, in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded in "(Benefit) Provision for Income Taxes" on the Consolidated and Combined Statements of Income. It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will change within the next 12 months. At this time, the Company does not anticipate the amount of gross unrecognized tax positions to decrease within the next 12 months.

During fiscal 2025, fiscal 2024 and fiscal 2023, the Company paid cash for income taxes, net of refunds received, of $26.5 million, $19.1 million, and $0.2 million, respectively.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“Act”), a comprehensive legislative package that includes significant changes to federal tax policy. The Act, among other corporate provisions, includes the permanent extension of 100% bonus depreciation and the repeal of mandatory capitalization of domestic research and experimental expenditures. The new law has a range of effective dates, with certain changes taking effect in fiscal year 2025 and others that become effective in future periods. For the provisions effective for the fiscal year ended October 3, 2025, the Company included the beneficial impacts of the Act.
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
Prior to the Separation, the Company had no share-based compensation plans. Certain employees of the Company historically participated in Aramark’s Stock Incentive Plan (“Aramark Stock Plan”) prior to the Separation. All awards granted under Aramark Stock Plan were approved by Aramark’s Compensation Committee of the Board of Directors or another committee authorized by Aramark’s Board of Directors. Stock compensation expense for FY 2023 in the following table represents share-based compensation attributable to the Company based on the awards and terms previously granted to Company employees under Aramark’s share-based payment plans and is representative of only those employees who were dedicated to the Company. Share-based compensation expense allocated to the Company for Aramark corporate employees who were not dedicated to the Company are included as a component of General Corporate Expenses. The allocation of share-based compensation expense for the Aramark corporate employees was $3.9 million in fiscal 2023.
The following table summarizes the share-based compensation expense (reversal) and related information for time-based options (“TBOs”), time-based restricted stock units (“RSUs”), performance stock units (“PSUs”), deferred stock units (“DSUs”) and the Employee Stock Purchase Plan (“ESPP”) classified as “Selling, general and administrative expenses” on the Consolidated and Combined Statements of Income (in thousands).

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
TBOs(1)	$4,688	$3,960	$1,125
RSUs(2)	7,774	6,654	8,013
PSUs(3)	(897)	4,264	866
DSUs(4)	—	1,458	—
ESPP(5)	—	—	597
	$11,565	$16,336	$10,601

Income tax benefit related to share-based compensation	$3,342	$3,180	$2,568
__________________
(1)The increase in share-based compensation expense related to TBOs during both fiscal 2025 and fiscal 2024 compared to the respective prior year were each due to increases in grants in those years, when compared with the respective prior period.
(2)Share-based compensation expense for RSUs increased in fiscal 2025 compared to fiscal 2024 due to an increase in the number of RSU grants in fiscal 2025. The decrease during fiscal 2024 compared to fiscal 2023 was due to a decrease in RSU awards in fiscal 2024 compared to prior years.
(3)Share-based compensation expense for PSUs decreased in fiscal 2025 due to adjustments to reflect expected payouts. The increase during fiscal 2024 compared to fiscal 2023 was due to an increase in grants issued in fiscal 2024 compared to fiscal 2023.

(4)No DSUs were granted in fiscal 2025 or fiscal 2023.
(5)The Company does not currently have an ESPP.
No compensation expense was capitalized. The Company records forfeitures as they occur.
The below table summarizes the unrecognized compensation expense as of October 3, 2025 related to non-vested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Period (Years)
TBOs	$3,494	1.91
RSUs	14,024	1.83
PSUs	$256	1.35
Total	$17,774
Stock Options
Time-Based Options
The Company granted TBOs to the Company's executives and directors on October 2, 2023. Additionally, the Company’s annual TBO grants for fiscal 2025 and fiscal 2024 were awarded in November 2024 and December 2023, respectively. Aramark’s annual TBO grants for fiscal 2023 were awarded in November 2022. The fiscal 2025 and fiscal 2024 TBO grants vest solely based upon continued employment over a three-year time period. The fiscal 2023 TBO grants vest solely based upon continued employment over a four-year time period. All TBOs remain exercisable for 10 years from the date of grant.
The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. For the fiscal 2025 and fiscal 2024 TBO grants, the expected volatility was derived from a peer group’s historical volatility as Vestis did not have sufficient historical volatility based on the expected term of the underlying options. For the fiscal 2023 TBO grants, the expected volatility was based on the historic volatility of Aramark’s stock price over the expected term of the stock options. For the fiscal 2025 TBO grants, the expected dividend yield was between 0.87% and 1.18%. For the fiscal 2024 TBO grants, the expected dividend yield was 0.0% for the October 2, 2023 grants as the Company had not declared a dividend prior to the grant date, and was 0.8% for the December 6, 2023 grants based on the dividend announced by the Company on November 29, 2023. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations, due to the method providing a reasonable estimate in comparison to actual experience. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The unvested TBOs are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the TBOs are nontransferable while subject to forfeiture. No cash was received from the exercise of stock options for the fiscal year ended October 3, 2025. For the fiscal year ended September 27, 2024, cash received from TBOs exercised was approximately $0.1 million.
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Expected volatility	31.3% - 31.8%	32.3% - 33.5%	42.0%
Expected dividend yield	0.9% - 1.2%	—% - 0.8%	1.0% - 1.2%
Expected life (in years)	6.0 - 6.0	6.0 - 6.5	6.3
Risk-free interest rate	4.1% - 4.4%	4.1% - 4.7%	3.7% - 4.2%
Weighted-average grant-date fair value	$6.9	$6.5	$16.9

A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 2, 2023(1)	523	$18.59
Granted	1,768	$19.42
Exercised	(10)	$13.88
Forfeited and expired	(353)	$19.57
Outstanding at September 27, 2024	1,928	$19.20	$44	8.4
Granted	1,104	$15.78
Exercised	(23)	$14.33
Forfeited and expired	(1,666)	$18.60
Outstanding at October 03, 2025	1,343	$17.28	$—	8.0
Exercisable at October 03, 2025	196	$18.76	$—	5.6
Expected to vest at October 03, 2025	1,147	$16.95	$—	8.5
__________________
(1)On October 2, 2023, our common stock began trading on the New York Stock Exchange (“NYSE”). The shares outstanding as of October 2, 2023 pertain to Aramark equity awards issued by Aramark in prior periods to employees of the Company that were converted to Vestis equity awards as part of the Separation.

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Total intrinsic value exercised (in thousands)	$25	$63	$2,040
Total fair value that vested (in thousands)	1,172	774	1,106
Time-Based Restricted Stock Units
The Company granted RSUs to its executives and directors on October 2, 2023. Additionally, the Company’s annual RSU grants for fiscal 2025 and fiscal 2024 were awarded in November 2024 and December 2023, respectively. Aramark’s annual RSU grants for fiscal 2023 were awarded in November 2022. Except for a fiscal 2025 RSU grant to the Company’s Chief Executive Officer and RSUs granted to certain associates on August 25, 2025, RSU agreements for grants awarded during fiscal 2025 and fiscal 2024, provide for vesting and settlement in shares of 33% of each grant on each anniversary of the grant date, subject to the respective participant’s continued employment through each such anniversary. For the RSUs granted to the Company’s Chief Executive Officer, the agreement specifies 100% vesting on the third anniversary of the grant date. For the RSUs that were granted on August 25, 2025, two-thirds are scheduled to vest on the second anniversary of the grant date, while the remaining one-third is scheduled to vest on the third anniversary of the grant date. For RSU grants awarded in fiscal 2023, the RSU agreement provides for vesting and settlement in shares of 25% of each grant on each anniversary of the grant date, subject to the participant’s continued employment through each such anniversary. The grant-date fair value of RSUs granted in fiscal 2025 and fiscal 2024 were based on the fair value of the Company’s common stock. The grant-date fair value of RSUs granted in fiscal 2023 were based on the fair value of Aramark’s common stock. Participants holding RSUs receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested RSUs are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the RSUs are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2023(1)	850	$18.90
Granted	492	$17.71
Vested	(369)	$18.81
Forfeited	(135)	$19.08
Outstanding at September 27, 2024	838	$18.22
Granted	2,195	$8.56
Vested	(484)	$17.95
Forfeited	(399)	$14.70
Outstanding at October 03, 2025	2,150	$9.07
__________________
(1)On October 2, 2023, our common stock began trading on the New York Stock Exchange (“NYSE”). The shares outstanding as of October 2, 2023 pertain to Aramark equity awards issued by Aramark in prior periods to employees of the Company that were converted to Vestis equity awards as part of the Separation.

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Total fair value that vested (in thousands)	$8,680	$6,950	$9,396
Performance Stock Units
Under the LTIP, Vestis is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Vestis’ achievement of the performance condition. During fiscal 2024, Vestis granted PSUs on October 2, 2023 subject to the level of achievement of adjusted EBITDA margin percentage and revenue growth (measured as compound annual growth rate) over three years with no additional market conditions. Additionally, on October 2, 2023 and December 6, 2023 Vestis granted PSUs subject to the level of achievement of cumulative adjusted EBITDA, cumulative adjusted free cash flow conversion rate and a total shareholder return modifier for the cumulative performance period of three years and the participant’s continued employment with Vestis. Vestis accounted for the October 2, 2023 grants that did not include a market condition as performance-based awards, with grant date fair value based on the fair value of Vestis' common stock. Vestis accounted for the October 2, 2023 and December 6, 2023 grants that include a market condition as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculated multiple potential outcomes for the awards and established fair value based on the most likely outcome, at the time. Any unvested PSUs are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the PSUs are nontransferable while subject to forfeiture.

Performance Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2023(1)	177	$21.87
Granted	663	$17.86
Vested	—	$—
Forfeited	(142)	$18.63
Outstanding at September 27, 2024	698	$18.76
Granted	346	$16.74
Vested	—	$—
Forfeited	(394)	$18.14
Outstanding at October 03, 2025	650	$17.90
__________________

(1)On October 2, 2023, our common stock began trading on the New York Stock Exchange (“NYSE”). The shares outstanding as of October 2, 2023 pertain to Aramark equity awards issued by Aramark in prior periods to employees of the Company that were converted to Vestis equity awards as part of the Separation.
Deferred Stock Units
DSUs are issued only to non-employee members of the Board of Directors and represent the right to receive shares of the Company's common stock in the future. Each DSU converts to one share of the Company's common stock on the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of DSUs is based on the fair value of the Company's common stock. On October 2, 2023, the Company granted 65,850 DSUs which vested immediately and 19,208 DSUs which vested on January 31, 2024. In addition, directors may elect to defer their cash retainer payable in the next calendar year into a fixed income fund which will be paid in cash no less than three years after the cash retainer is deferred or payable upon the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors.

NOTE 13.    EARNINGS PER SHARE:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

On September 30, 2023, the Company separated from Aramark. As referenced in Note 1. "Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies", the Separation resulted in the initial issuance of approximately 131.2 million shares of Vestis common stock. The outstanding shares used in the computation of basic and diluted earnings per common share for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023, include the number of Vestis common shares issued upon completion of the Separation.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Earnings:
Net Income	$(40,223)	$20,970	$213,158
Shares:
Basic weighted-average shares outstanding	131,751	131,506	130,725
Effect of dilutive securities	—	281	—
Diluted weighted-average shares outstanding	131,751	131,787	130,725

Basic Earnings Per Share	$(0.31)	$0.16	$1.63
Diluted Earnings Per Share	$(0.31)	$0.16	$1.63

Antidilutive securities(1)	—	2,337	—
__________________
(1)Diluted earnings per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 14.    EQUITY:
Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023 were as follows (in thousands):

	Fiscal Year Ended October 3, 2025
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 27, 2024	$(23,812)	$(5,099)	$(28,911)
Other comprehensive income (loss)	(6,416)	(450)	(6,866)
Amounts reclassified from accumulated other comprehensive income	9,450	—	9,450
Other comprehensive income (loss)	3,034	(450)	2,584
Balance as of October 3, 2025	$(20,778)	$(5,549)	$(26,327)

	Fiscal Year Ended September 27, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 29, 2023	$(26,104)	$(5,069)	$(31,173)
Other comprehensive income (loss)	2,292	(30)	2,262
Balance as of September 27, 2024	$(23,812)	$(5,099)	$(28,911)

	Fiscal Year Ended September 29, 2023
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 30, 2022	$(27,266)	$(4,414)	$(31,680)
Other comprehensive income (loss)	1,162	(655)	507
Balance as of September 29, 2023	$(26,104)	$(5,069)	$(31,173)

Dividends
The Company paid dividends in the amount of $13.8 million each during fiscal 2025 and fiscal 2024 (each amount representing $0.035 per share). Dividends declared for fiscal 2025 and fiscal 2024 were $9.2 million and $18.4 million, respectively. Dividends that were declared in fiscal 2024 and paid in fiscal 2025 of $4.6 million were recorded within "Accrued expenses and other current liabilities" on the Consolidated Balance Sheet as of September 27, 2024. As part of the May 1, 2025 amendment to the Company’s Credit Agreement disclosed in Note 4, Borrowings, the Company agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.

NOTE 15.    RELATED PARTY TRANSACTIONS AND PARENT COMPANY INVESTMENT
Prior to Separation
Corporate Allocations
The Company’s Combined Financial Statements for fiscal 2023 include general corporate expenses of Aramark, which were not historically allocated to the Company for certain support functions that were provided on a centralized basis by Aramark and are not recorded at the Company level, such as expenses related to finance, supply chain, human resources, information technology, share-based compensation, insurance and legal, among others (collectively, “General Corporate Expenses”). For purposes of the Combined Financial Statements for the year ended September 29, 2023, General Corporate Expenses were allocated to the Company. General Corporate Expenses are included in the Combined Statements of Income in “Selling, general and administrative expenses” while the impact related to Aramark’s gasoline, diesel and natural gas derivative agreements are included in “Cost of services provided.” These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated based on revenues, headcount or other drivers. Management believes the assumptions underlying the Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from Aramark, were reasonable. Nevertheless, the

Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
During fiscal 2023, General Corporate Expenses allocated to the Company totaled $24.4 million.
Transactions with the Parent
In the ordinary course of business, the Company provided uniforms related to certain food and support services contracts of Aramark in the United States and Canada, the terms of which were at fair market value. During fiscal 2023, these related party revenues and related costs were $54.6 million and $49.7 million, respectively.
Parent Company Investment
All significant intercompany transactions between the Company and Aramark are included in the Combined Financial Statements for fiscal 2023. The total net effect of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity.
After Separation

On September 30, 2023, the Separation was completed through the Distribution of the Company’s common stock to Aramark shareholders who held shares of Aramark common stock as of the close of business on September 20, 2023, the record date for the Distribution, which resulted in the issuance of approximately 131.2 million shares of common stock. As a result of the Distribution, Aramark’s shareholders received one share of the Company’s common stock for every two shares of common stock, par value $0.01, of Aramark. On October 2, 2023, the Company began trading as an independent, publicly traded company under the stock symbol “VSTS” on the NYSE.

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

Employee Matters Agreement - governs the allocation of liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters.

For fiscal 2024, the Company paid $10.7 million to Aramark under the various agreements described above. As of October 3, 2025, current amounts due from and to Aramark, related to the above agreements, were not material.

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

As of October 3, 2025, the total value of accounts receivable sold from SPE to the Purchaser under the A/R Facility and derecognized from the Company's Consolidated Balance Sheet was $202.5 million, Additionally, during the year ended October 3, 2025, the Company transferred accounts receivable of $2,529.1 million to the SPE and the Company collected $2,561.7 million of accounts receivable transferred to the SPE under the A/R Facility. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions which are sold to the Purchasers in exchange for cash. Unsold accounts receivable of $151.6 million were pledged by the SPE as collateral to the Purchasers as of October 3, 2025.

The Company incurred fees for the A/R Facility of $13.0 million and $1.7 million for the year ended October 3, 2025 and September 27, 2024, respectively, which are reflected within “Other Expense (Income), net ” in the Consolidated Statements of Income. The fees are paid or payable to the Purchaser and relate to the monthly utilization of the A/R Facility. Additionally, the Company incurred approximately $1.4 million of costs in connection with the A/R Facility which were recorded within “Other Assets” in the Consolidated Balance Sheet and are being amortized on the straight-line basis to “Other Expense (Income), net ” over the term of the related A/R Facility.

Cash activity related to the A/R Facility is reflected in “Net cash provided by operating activities” in the Consolidated Statements of Cash Flows.

NOTE 17.    SUBSEQUENT EVENTS:

During the first quarter of fiscal 2026, we approved and initiated a multi-year business transformation and restructuring plan (the “Plan”) to support the Company’s initiatives to make the Company more agile, efficient and customer focused. Developed in collaboration with leading third-party advisors, the Plan is structured around three strategic priorities: Commercial Excellence, Operational Excellence and Asset and Network Optimization. These priorities establish a clear framework for near-term performance improvement and long-term value creation through disciplined execution, continuous improvement and a relentless focus on serving customers.

Plan implementation has recently begun and is expected to generate annual operating cost savings of at least $75 million by the end of fiscal 2026 and to also enhance revenue. Currently we anticipate that the Plan will be substantially complete by the end of fiscal 2027 and we estimate costs of the Plan to be in the range of $25 million to $30 million, with approximately $20 million related to third-party consulting and support, and up to $10 million in severance and related costs.

The estimate of the charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.

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

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated the effectiveness of the internal controls over financial reporting, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that they were effective as of October 3, 2025. All internal control systems have inherent limitations; as such, they may not prevent or detect all misstatements or fraud. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and reporting. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that the current control structure may become inadequate for changes in conditions or the degree of compliance with the policies may deteriorate.

Attestation Report of the Registered Public Accounting Firm
The effectiveness of such controls has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During the three months ended October 3, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Restructuring Plan

During the first quarter of fiscal 2026, we initiated a formal multi-year business transformation and restructuring plan (“the Plan”) to support the Company’s initiatives to make the Company more agile, efficient and customer focused. Developed in collaboration with leading third-party advisors, the Plan is structured around three strategic priorities: Commercial Excellence, Operational Excellence and Asset and Network Optimization. These priorities establish a clear framework for near-term performance improvement and long-term value creation through disciplined execution, continuous improvement and a relentless focus on serving customers.
•Commercial Excellence. Executing commercial initiatives to improve customer retention, enhance profitability, and support a return to sustainable growth. Vestis is expanding product offerings and deploying new processes, tools and systems designed to strengthen customer segmentation, optimize strategic pricing and reinforce commercial discipline.
•Operational Excellence. Implementing a standardized operating framework across its facilities and business units and streamlining the Company’s organizational structure in order to improve operating leverage, simplify execution, modernize core processes and systems and create a more scalable and efficient cost structure.
•Asset & Network Optimization. Rationalizing network redundancies, reallocating equipment to higher-utilization markets, and making targeted capital investments to improve reliability and asset performance.

Plan implementation has recently begun and is expected to generate annual operating cost savings of at least $75 million by the end of fiscal 2026 and to also enhance revenue. Currently we anticipate that the Plan will be substantially complete by the end of fiscal 2027 and we estimate costs of the Plan to be in the range of $25 million to $30 million, with approximately $20 million related to third-party consulting and support, and up to $10 million in severance and related costs.

The estimate of the charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.

Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the captions “Proposal 1: Election of Directors,” “Corporate Governance,” and “Executive Officers”, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended October 3, 2025.
Item 11.    Executive Compensation.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the captions “Executive Compensation” and “2025 Director Compensation”, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended October 3, 2025.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information”, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended October 3, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, under the captions “Review of Related Party Transactions” and "Independence of Directors”, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended October 3, 2025.
Item 14.    Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the caption “Proposal 3: Ratification of Appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended October 3, 2025.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description
2.1†
Separation and Distribution Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 2, 2023)

3.1	Amended and Restated Certificate of Incorporation of Vestis Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2023)
3.2	Amended and Restated Bylaws of Vestis Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 2, 2023)
4.1*	Description of Vestis Corporation Capital Stock
10.1†
Transition Services Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2023)

10.2†
Tax Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2023)

10.3
Employee Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 2, 2023)

10.4+
Form of Indemnification Agreement by and between Vestis Corporation and individual directors or officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 2, 2023)

10.5†
Credit Agreement, dated as of September 29, 2023, among Vestis Corporation, as U.S. Borrower, Canadian Linen and Uniform Service Corp., as Canadian Borrower, each Subsidiary of Vestis Corporation from time to time party thereto, the financial institutions from time to time party thereto, the issuing banks named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 2, 2023)

10.6
Amendment No. 1 to Credit Agreement, dated as of February 22, 2024, among Vestis Corporation, as U.S. Borrower, Canadian Linen and Uniform Service Corp., as Canadian Borrower, each Subsidiary of Vestis Corporation party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2024)

10.7
Amendment No.2 to Credit Agreement, dated as of May 1, 2025, among Vestis Corporation, as U.S. Borrower, Canadian Linen and Uniform Service Corp., as Canadian Borrower, and other subsidiaries of Vestis Corporation party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2025).

10.8+	Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 2, 2023)
10.9+
Form of Deferred Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 2, 2023)

10.10+
Form of Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on November 22, 2024)

10.11+
Form of Stock Option Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on November 22, 2024)

10.12+
Form of Performance Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on November 22, 2024

10.13+
Form of Director Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on November 22, 2024)

10.14+
2025 Form of Performance Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on November 22, 2024)

10.15+
Third Amended and Restated Stock Incentive Plan of Aramark (which governs certain pre-Separation awards per the terms of the Employee Matters Agreement) (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed on November 22, 2024)

10.16+
Form of Aramark Stock Option Award Agreement (which governs certain pre-Separation awards per the terms of the Employee Matters Agreement) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on November 22, 2024)

10.17+
Form of Aramark Restricted Stock Award Agreement (which governs certain pre-Separation awards per the terms of the Employee Matters Agreement) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on November 22, 2024)

10.18+
Form of Aramark Performance Stock Unit Award Agreement (which governs certain pre-Separation awards per the terms of the Employee Matters Agreement) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on November 22, 2024)

10.19+
Offer Letter, dated as of December 31, 2021, by and between Aramark and Timothy Donovan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on December 21, 2023)

10.20+
Agreement Relating to Employment and Post-Employment Competition, dated as of December 31, 2021, by and between Aramark and Timothy Donovan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on September 6, 2023)

10.21+
Summary of modification to Timothy R. Donovan Offer Letter, Agreement Relating to Employment and Post-Employment Competition and Outstanding Equity Awards with “Retirement with Notice” Provisions dated September 24, 2024 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on November 22, 2024)

10.22+	Form of Director Letter (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on September 6, 2023)
10.23+	Vestis Corporation Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2023)
10.24+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Kim T. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024)

10.25+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Rick T. Dillon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024)

10.26+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Angela J. Kervin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2024)

10.27+
Amended and Restated Employment Agreement, dated as of April 2, 2024, by and between Vestis Corporation and Grant Shih (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 5, 2024)

10.28
Letter Agreement, dated June 18, 2024, by and among the Company and Keith A. Meister and Corvex Management LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024)

10.29
Amendment No. 1 to Letter Agreement dated May 5, 2025 by and among the Company and Keith A. Meister and Corvex (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2025)

10.30+
Employment Agreement, dated as of June 19, 2024, by and between Vestis Corporation and William Seward (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2024)

10.31
Receivables Purchase Agreement, dated as of August 2, 2024, by and among VS Financing, LLC, as the seller, Vestis Services, LLC, as servicer, the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2024)

10.32
Sale and Contribution Agreement, dated as of August 2, 2024, by and among Vestis Services, LLC, as servicer and originator, certain other Originators, and VS Financing, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2024)

10.33+†
Separation Agreement and Waiver and Release, dated as of February 20, 2025, between Vestis Corporation and Rick T. Dillon (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025)

10.34+†
Separation Agreement and Waiver and Release, dated as of April 24, 2025, between Vestis Corporation and Kim T. Scott (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025)

10.35+
Offer Letter, dated as of March 18, 2025, between Vestis Corporation and Phillip Holloman (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025)

10.36+
Form of Phillip Holloman Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025)

10.37+
Employment Agreement, dated January 29, 2025, between Vestis Corporation and Kelly Janzen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2025)

10.38+	Employment Agreement dated as of May 5, 2025, between Vestis Corporation and Jim Barber (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2025)
10.39+
Form of Jim Barber Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2025)

10.40+
Separation Agreement and Waiver and Release, dated as of May 28, 2025, between Vestis Corporation and Angela J. Kervin (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2025)

10.41+	Vestis Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2025)
10.42+
Form of Director Restricted Stock Unit Award Agreement (Time Vesting Cash Retainer Fee Conversion Award) Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2025)

10.43+*	Employment Agreement dated as of May 5, 2025, between Vestis Corporation and André C. Bouchard
10.44+*†	Separation Agreement and Waiver and Release, dated as of October 6, 2025, between Vestis Corporation and Grant Shih
10.45+*	Vestis Corporation Amended and Restated Management Incentive Bonus Plan
10.46+	Vestis Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2023)
19.1	Vestis Corporation Securities Trading Policy (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on November 22, 2024)
21.1*	List of subsidiaries of Vestis Corporation
23.1*	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP
31.1*	Certification of Jim Barber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Kelly Janzen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jim Barber, Chief Executive Officer, and Janzen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Vestis Corporation Incentive Compensation Recoupment Policy
101	The following financial information from Vestis' Annual Report on Form 10-K for the period ended October 3, 2025 formatted in inline XBRL: (i) Consolidated Balance Sheets as of October 3, 2025 and September 27, 2024; (ii) Consolidated and Combined Statements of Income for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023; (iii) Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023; (iv) Consolidated and Combined Statements of Cash Flows for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023; (v) Consolidated and Combined Statements of Changes in Equity for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023; and (vi) Notes to consolidated and combined financial statements
104	Inline XBRL for the cover page of this Annual Report on Form 10-K; included in Exhibit 101 Inline XBRL document set
______________________
† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
+ Represents a management contract or compensatory arrangement.
* Filed herewith.
Item 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on December 2, 2025.

Vestis Corporation

By:	/s/ KELLY JANZEN
Name:	Kelly Janzen
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 2, 2025.

Name	Capacity
/s/ JIM BARBER	Chief Executive Officer and Director
Jim Barber	(Principal Executive Officer)
/s/ KELLY JANZEN	Executive Vice President and Chief Financial Officer
Kelly Janzen	(Principal Financial Officer)
/s/ JOHN LAVECK	Chief Accounting Officer
John Laveck	(Principal Accounting Officer)
/s/ PHILLIP HOLLOMAN	Director, Chairman
Phillip Holloman
/s/ DOUG PERTZ	Director, Vice Chairman
Doug Pertz
/s/ RICHARD BURKE	Director
Richard Burke
/s/ WILLIAM W. GOETZ	Director
William W. Goetz
/s/ TRACY JOKINEN	Director
Tracy Jokinen
/s/ LYNN B. MCKEE	Director
Lynn B. McKee
/s/ KEITH MEISTER	Director
Keith Meister
/s/ MARY ANNE WHITNEY	Director
Mary Anne Whitney
/s/ ENA WILLIAMS	Director
Ena Williams