Form 10-Q
period 2026-01-02
Vestis Corp
filed 2026-02-10
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 2, 2026, the registrant had 131,948,938 shares of common stock outstanding.

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
Such risks and uncertainties include, but are not limited to:
• unfavorable macroeconomic conditions including as a result of government shutdowns, inflationary pressures and higher interest rates;
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
• our ability to successfully execute or achieve the expected benefits of our business transformation and restructuring plan and other measures we may take in the future;
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
• the outcome of legal proceedings to which we are or may become subject, including securities litigation claims that could result in significant legal expenses and settlement and damage awards;
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
• risks associated with our international operations;
• natural disasters, global calamities, climate change, civil or political unrest, terrorist attacks, pandemics, or other public health crises, and other adverse incidents;
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
The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 2, 2025 and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	January 2, 2026	December 27, 2024
Revenue	$663,388	$683,780
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	492,217	495,260
Depreciation and amortization	34,341	36,936
Selling, general and administrative expenses	120,252	121,185
Total Operating Expenses	646,810	653,381
Operating Income (Loss)	16,578	30,399
Loss (Gain) on Sale of Equity Investment	—	2,150
Interest Expense, net	22,191	23,097
Other Expense (Income), net	2,946	3,612
Income (Loss) Before Income Taxes	(8,559)	1,540
Provision (Benefit) for Income Taxes	(2,168)	708
Net Income (Loss)	$(6,391)	$832

Weighted Average Shares Outstanding:
Basic	131,904	131,590
Diluted	131,904	132,115
Earnings (Loss) per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended
	January 2, 2026	December 27, 2024
Net Income (Loss)	$(6,391)	$832
Other Comprehensive Income (Loss), net of tax:
Pension plan adjustments	(88)	—
Foreign currency translation adjustments	3,260	(3,157)
Other Comprehensive Income (Loss), net of tax	3,172	(3,157)
Comprehensive Income (Loss)	$(3,219)	$(2,325)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	January 2, 2026	October 3, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$41,547	$29,748
Receivables (net of allowances: $35,161 and $32,677, respectively)	152,985	162,295
Inventories, net	169,097	179,020
Rental merchandise in service, net	404,329	405,625
Other current assets	85,105	73,343
Total current assets	853,063	850,031
Property and Equipment, at cost:
Land, buildings and improvements	558,588	565,677
Equipment	1,173,716	1,172,877
	1,732,304	1,738,554
Less - Accumulated depreciation	(1,084,181)	(1,075,092)
Total property and equipment, net	648,123	663,462
Goodwill	962,779	961,732
Other Intangible Assets, net	182,423	188,837
Operating Lease Right-of-use Assets	84,788	85,108
Other Assets	152,845	157,730
Total Assets	$2,884,021	$2,906,900
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of financing lease obligations	$35,352	$35,234
Current operating lease liabilities	19,955	20,189
Accounts payable	147,851	158,362
Accrued payroll and related expenses	89,670	93,897
Accrued expenses and other current liabilities	99,395	101,282
Total current liabilities	392,223	408,964
Long-Term Borrowings	1,148,793	1,155,143
Noncurrent Financing Lease Obligations	127,386	131,071
Noncurrent Operating Lease Liabilities	76,161	77,032
Deferred Income Taxes	181,879	177,337
Other Noncurrent Liabilities	93,151	91,709
Total Liabilities	2,019,593	2,041,256
Commitments and Contingencies (see Note 8)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 131,974,473 and 131,859,470 issued and outstanding as of January 2, 2026 and October 3, 2025, respectively	1,320	1,319
Additional paid-in capital	939,533	937,531
(Accumulated deficit) retained earnings	(53,270)	(46,879)
Accumulated other comprehensive loss	(23,155)	(26,327)
Total Equity	864,428	865,644
Total Liabilities and Equity	$2,884,021	$2,906,900
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, October 3, 2025	131,859	$1,319	$937,531	$(46,879)	$(26,327)	$865,644
Net Income (Loss)	—	—	—	(6,391)	—	(6,391)
Other Comprehensive Income ( Loss)	—	—	—	—	3,172	3,172
Share-based compensation expense	—	—	2,343	—	—	2,343
Issuance of common stock upon exercise of stock options or awards of restricted stock units	115	1	(1)	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(340)	—	—	(340)
Balance, January 2, 2026	131,974	$1,320	$939,533	$(53,270)	$(23,155)	$864,428

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 27, 2024	131,482	$1,315	$928,082	$2,565	$(28,911)	$903,051
Net Income	—	—	—	832	—	832
Dividends Declared ($0.035 per common share)	—	—	—	(4,610)	—	(4,610)
Other Comprehensive Income (Loss) (1)	—	—	—	—	(3,157)	(3,157)
Share-based compensation expense	—	—	5,180	—	—	5,180
Issuance of common stock upon exercise of stock options or awards of restricted stock units	219	2	—	—	—	2
Tax payments related to shares withheld for share based compensation plans	—	—	(1,708)	—	—	(1,708)
Balance, December 27, 2024	131,701	$1,317	$931,554	$(1,213)	$(32,068)	$899,590

(1) Includes $9.5 million of cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the three months ended December 27, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	January 2, 2026	December 27, 2024
Cash flows from operating activities:
Net Income (Loss)	$(6,391)	$832
Adjustments to reconcile Net Income (Loss) to Net cash provided by operating activities:
Depreciation and amortization	34,341	36,936
Deferred income taxes	4,170	(3,279)
Share-based compensation expense	2,343	5,180
Asset write-down	460	—
Loss on sale of equity investment, net	—	2,150
(Gain) Loss on disposals of property and equipment	(265)	—
Amortization of debt issuance costs	940	846
Changes in operating assets and liabilities:
Receivables, net	9,815	(12,321)
Inventories, net	10,105	(4,992)
Rental merchandise in service, net	1,851	(1,321)
Other current assets	(9,767)	(17,850)
Accounts payable	(7,253)	2,773
Accrued expenses and other current liabilities	721	2,531
Changes in other noncurrent liabilities	(5,709)	(6,708)
Changes in other assets	2,233	178
Other operating activities	93	(1,175)
Net cash provided by operating activities	37,687	3,780
Cash flows from investing activities:
Purchases of property and equipment and other	(9,386)	(14,732)
Proceeds from disposals of property and equipment	265	344
Proceeds from sale of equity investment	—	36,792
Other investing activities	—	(4,550)
Net cash (used in) provided by investing activities	(9,121)	17,854
Cash flows from financing activities:
Proceeds from long-term borrowings	48,000	—
Payments of long-term borrowings	(55,000)	(20,000)
Payments of financing lease obligations	(9,186)	(8,303)
Dividend payments	—	(4,601)
Other financing activities	(342)	(1,706)
Net cash used in financing activities	(16,528)	(34,610)
Effect of foreign exchange rates on cash and cash equivalents	(239)	530
Increase (decrease) in cash and cash equivalents	11,799	(12,446)
Cash and cash equivalents, beginning of period	29,748	31,010
Cash and cash equivalents, end of period	$41,547	$18,564
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION:
Vestis Corporation ("Vestis", the "Company", "our", “we”, or “us”) is a leading provider of uniforms and workplace supplies across the United States and Canada. The Company provides uniforms, mats, towels, linens, restroom supplies, first-aid supplies and safety products. The Company’s customer base participates in a wide variety of industries, including manufacturing, hospitality, retail, government, automotive, healthcare, food processing and pharmaceuticals. The Company serves customers ranging from small, family-owned operations with a single location to large corporations and national franchises with multiple locations. The Company’s customers value the uniforms and workplace supplies it delivers as its services and products can help them reduce operating costs, enhance their brand image, maintain a safe and clean workplace and focus on their core business. The Company leverages its broad footprint and its supply chain, delivery fleet and route logistics capabilities to serve customers on a recurring basis, typically weekly, and primarily through multi-year contracts. In addition, the Company offers customized uniforms through direct sales agreements, typically for large, regional or national companies.
The Company manages and evaluates its business activities based on geography and, as a result, determined that its United States and Canada businesses are its operating segments. The Company’s operating segments are also its reportable segments. The United States and Canada reportable segments both provide a range of uniforms and workplace supplies programs. The Company’s uniforms business generates revenue from the rental, servicing and direct sale of uniforms to customers, including the design, sourcing, manufacturing, customization, personalization, delivery, laundering, sanitization, repair and replacement of uniforms. The uniform options include shirts, pants, outerwear, gowns, scrubs, high visibility garments, particulate-free garments and flame-resistant garments, along with shoes and accessories. The Company’s workplace supplies business generates revenue from the rental and servicing of workplace supplies, including managed restroom supply services, first-aid supplies and safety products, floor mats, towels and linens.
On September 30, 2023 (the "Distribution Date"), Aramark completed the previously announced spin-off of Vestis (the “Separation”). The Separation was completed through a distribution of the Company's common stock to holders of record of Aramark’s common stock as of the close of business on September 20, 2023 (the “Distribution”), which resulted in the issuance of approximately 131.2 million shares of common stock, which includes 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions. Aramark stockholders of record received one share of Vestis common stock for every two shares of common stock, par value $0.01, of Aramark. As a result of the Separation, the Company became an independent public company. Our common stock is listed under the symbol “VSTS” on the NYSE. In connection with the Separation, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and Aramark. See Note 12. "Related Parties" for more information on these agreements.

Basis of Presentation
The Condensed Consolidated Financial Statements (the "Financial Statements") were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. The Financial Statements reflect the historical results of operations and comprehensive income for the three months ended January 2, 2026 and December 27, 2024, the financial position as of January 2, 2026 and October 3, 2025, and the cash flows for the three months ended January 2, 2026 and December 27, 2024 for the Company and are denominated in United States (“U.S.”) dollars. Certain prior period amounts have been reclassified to conform to the current period presentation.
Certain information and footnote disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These Financial

Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances within the Company have been eliminated.
It is suggested that these Financial Statements be read in conjunction with the Consolidated and Combined Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2025. There have been no material changes in the accounting policies and accounting standard updates followed by the Company during the current fiscal year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Financial Statements and accompanying notes. The Company utilizes key estimates in preparing the financial statements including revenue recognition, litigation and claims, environmental estimates, goodwill, intangibles, allowance for credit losses, inventories and rental merchandise in service, costs to obtain a contract, insurance reserves, income taxes and long-lived assets. These estimates are based on historical information, current trends and information available from other sources. Actual results could materially differ from those estimates.
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

Receivables
Receivables represent amounts due from customers and are presented net of allowance for credit losses. Judgment and estimates are used in determining the collectability of receivables and evaluating the adequacy of the allowance for credit losses. The Company estimates and reserves for its credit loss exposure based on historical experience, current general and specific industry economic conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. Credit loss expense is classified within Selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss). The allowance for credit losses was $35.2 million and $32.7 million, as of January 2, 2026 and October 3, 2025, respectively.
Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of January 2, 2026 and October 3, 2025, the Company’s reserve for inventory was approximately $18.9 million and $18.6 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification.
The components of inventories, net of allowances, are as follows (in thousands):

	January 2, 2026	October 3, 2025
Raw Materials	$37,945	$41,167
Work in Process	1,587	1,128
Finished Goods	129,565	136,725
Inventories, net	$169,097	$179,020
Rental Merchandise in Service
Rental merchandise in service represents personalized work apparel, linens and other rental items in service. Rental merchandise in service is valued at cost less amortization, calculated using the straight-line method. Rental merchandise in service is amortized over its useful life, which primarily range from one to four years. The amortization rates are based on the Company’s specific experience and wear tests performed by the Company. These factors are critical to determining the amount of rental merchandise in service and related Cost of services provided (exclusive of depreciation and amortization) that are presented in the Financial Statements. Material differences may result in the amount and timing of operating income if management makes significant changes to these estimates.

During the three months ended January 2, 2026 and December 27, 2024 , the Company recorded $88.6 million and $86.9 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within Cost of services provided (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income (Loss).
Other Assets
“Other assets,” as presented in the Condensed Consolidated Balance Sheets, is primarily comprised of the noncurrent portion of employee sales commissions, computer software costs, consideration payable to a customer at the beginning of the contract, noncurrent pension assets, certain preparation costs and long-term receivables.

Employee sales commissions represent commission payments made to employees related to new or retained business contracts. Computer software costs represent capitalized costs incurred to purchase or develop software for internal use and are amortized over the estimated useful life of the software, generally a period of three to 10 years.

Equity Method Investment
In the first quarter of fiscal 2025, the Company sold its equity stake in Aramark Uniform Services Japan Corporation for $36.8 million and recognized a loss of $2.2 million. The loss on the sale was recorded within Loss (Gain) on Sale of Equity Investment within the Condensed Consolidated Statements of Income (Loss).
Assets Held for Sale
Assets held for sale are recorded at the lower of their carrying value or estimated selling price less estimated costs to sell and are classified within Other Current Assets on the Condensed Consolidated Balance Sheets. Depreciation is suspended upon classification as held for sale. The highest and best use of these assets is as real estate properties for use or lease and the Company intends to sell them to third parties as quickly as practicable. As of January 2, 2026, eight properties with an aggregate carrying value of $6.0 million were classified as held for sale. As of October 3, 2025, 4 properties with an aggregate carrying value of $4.2 million were classified as held for sale. Properties held for sale as of January 2, 2026 and October 3, 2025 are all included within the Company's United States segment.
Accrued Expenses and Other Current Liabilities
As of January 2, 2026 and October 3, 2025, Accrued Expenses and Other Current Liabilities on the Condensed Consolidated Balance Sheets include insurance accruals related to automotive, general liability and workers' compensation reserves of $18.6 million and $16.1 million, respectively. The remaining components consist primarily of unearned income, interest, taxes and environmental reserves (see Note 8. Commitments and Contingencies).
Other Noncurrent Liabilities
Other Noncurrent Liabilities as presented in the Condensed Consolidated Balance Sheets include the long-term portion of insurance reserves related to automotive, general liability and workers’ compensation reserves of $39.1 million and $36.9 million, as of January 2, 2026 and October 3, 2025, respectively. The remaining components consist primarily of environmental reserves (see Note 8. Commitments and Contingencies), asset retirement obligations (see Note 8. Commitments and Contingencies), and the noncurrent portion of deferred income.
Since the Separation from Aramark on September 30, 2023, the Company has primarily been self-insured for workers’ compensation, general, and automotive liabilities. Self-insured liabilities are based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled and have been incurred but not yet reported. These estimates are reviewed and adjusted as the facts and circumstances change. Self-insured liabilities are included in “Accrued Expenses and Other Current Liabilities” and “Other Noncurrent Liabilities” in the Condensed Consolidated Balance Sheets based on the expected timing of ultimate settlement.
Supplemental Cash Flow Information
During the three months ended January 2, 2026 and December 27, 2024, the Company paid interest related to principal debt of $20.1 million and $23.2 million, respectively.
During the three months ended January 2, 2026 and December 27, 2024, the Company paid cash for income taxes of $4.4 million and $5.6 million, respectively.
As of January 2, 2026 and October 3, 2025, the Company had $3.3 million and $6.5 million, respectively, of capital expenditures recorded within "Accounts Payable" and "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.
NOTE 2.    TRANSFORMATION, RESTRUCTURING AND SEVERANCE:
During the first quarter of fiscal 2026, the Company approved and initiated a multi-year business transformation and restructuring plan (the “Plan”) designed to enhance operational efficiency, improve execution across the organization and strengthen long-term performance. Developed in collaboration with leading third-party advisors, the Plan is structured around three strategic priorities: Operational Excellence, Commercial Excellence, and Asset and Network Optimization.
Implementation activities associated with the Plan began during the first quarter of fiscal 2026. Based on information currently available, management estimates that total costs associated with the Plan will be approximately $25 million to $30 million (primarily related to the U.S. segment), consisting largely of third-party consulting and advisory services and severance and related employee costs. These estimates are subject to change as implementation of the Plan progresses. During the first quarter of fiscal 2026, the Company recognized $7.8 million of third-party consulting fees and $5.5 million of severance and related employee costs.
The following table summarizes the unpaid obligations related to the Plan (excluding severance and related employee costs) as of January 2, 2026. Such unpaid obligations are included in "Accounts Payable" on the Condensed Consolidated Balance Sheets and the related expenses are recorded within "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Income (Loss). Payments during the period primarily relate to amounts accrued in prior periods as well as charges incurred during the quarter.

Balance at start of year	$1,321
Charges	7,811
Payments	(8,996)
Balance as of January 2, 2026	$136
The Company undertook workforce reduction actions designed to improve operational efficiency and effectiveness during fiscal 2025 and, as part of the Plan, in the first quarter of fiscal 2026. Severance and related employee costs are recognized when the Company has committed to a workforce reduction plan, the plan has been communicated to affected employees, and the related obligations are reasonably estimable.
During the three months ended January 2, 2026 and December 27, 2024, the Company recognized severance and related employee costs of $5.5 million and $4.3 million, respectively, which were recorded within "Selling, general and administrative expenses." As of January 2, 2026 and October 3, 2025, accrued severance and related employee obligations were $7.3 million and $7.4 million, respectively.
The following table summarizes the unpaid obligations for severance and related costs as of January 2, 2026, which are included in "Accrued payroll and related expenses" on the Condensed Consolidated Balance Sheets.

Balance at start of year	$7,392
Charges	5,498
Payments	(5,626)
Balance as of January 2, 2026	$7,264

NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that is conducted annually, during the fourth fiscal quarter, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. If the results of a qualitative assessment indicate a more likely than not determination of impairment, or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value, using a discounted cash flow method and/or market method for each reporting unit, with its estimated net book value. The annual impairment test for goodwill that was performed during the fourth quarter of fiscal 2025, using a quantitative testing approach, revealed no impairment, as the estimated fair value of each reporting unit exceeded its respective carrying value.
In the annual assessment, the fair value of each reporting unit was estimated using a combination of the income and market approaches, incorporating management’s most recent forecasts and market participant assumptions. The income approach included the application of discounted cash flow models, utilizing discount and terminal growth rate assumptions.

The determination of fair value for the reporting units includes assumptions, which are considered Level 3 inputs, that are subject to risks and uncertainties. The discounted cash flow calculations are dependent on several subjective factors, including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. The market method is dependent on several factors including the determination of market multiples and future cash flows.

If our future operating results do not meet current forecasts, or we experience a sustained decline in our market capitalization, or if assumptions or estimates in the fair value calculations change, or if margin projections or future growth rates vary from what was expected, and such factors are determined to be indicative of a reduction in fair value within either of the Company's reporting units, the Company may be required to record future goodwill impairment charges.

Changes in total goodwill for our reporting units during the three months ended January 2, 2026 are as follows (in thousands):

	October 3, 2025	Translation	January 2, 2026
United States	$896,237	$—	$896,237
Canada	65,495	1,047	66,542
Total	$961,732	$1,047	$962,779
Other intangible assets consist of (in thousands):

	January 2, 2026			October 3, 2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$387,660	$(221,562)	$166,098	$387,602	$(214,835)	$172,767
Trade names	16,325	—	16,325	16,070	—	16,070
	$403,985	$(221,562)	$182,423	$403,672	$(214,835)	$188,837
Customer relationship assets as of October 3, 2025 (in the table above) include additions of $3.7 million related to an asset acquisition that closed during the first quarter of fiscal 2025. Amortization of intangible assets for the three months ended January 2, 2026 and December 27, 2024 was approximately $6.7 million and $6.6 million, respectively.

NOTE 4.    BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	January 2, 2026	October 3, 2025
Senior secured term loan facility, due September 2028	$477,500	$477,500
Senior secured term loan facility, due February 2031	665,000	665,000
Senior secured revolving facility, due September 2028	19,000	26,000
Total principal debt issued	1,161,500	1,168,500
Unamortized debt issuance costs	(11,361)	(11,959)
Unamortized discounts	(1,346)	(1,398)
Less - current portion	—	—
Long-term borrowings, net of current portion	$1,148,793	$1,155,143

Credit Agreement

On February 22, 2024, the Company entered into Amendment No. 1 to its Credit Agreement dated September 29, 2023 (as amended, the "Credit Agreement") and refinanced its $800 million Term Loan A-1 due September 2025 ("Term Loan A-1") with an $800 million Term Loan B-1 due February 2031 ("Term Loan B-1"). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due. In connection with Amendment No. 1, the Company recorded approximately $11.1 million and $2.0 million of Term Loan B-1 debt issuance costs and original issue discount, respectively, which are presented as a reduction of debt in the Condensed Consolidated Balance Sheets, and which are being amortized as a component of interest expense over the term of the related debt using the effective interest method.

During fiscal 2024, the Company paid principal amounts of $202.5 million and $135 million on its Term Loan A-2 and Term Loan B-1. As a result of these payments, the Company met its quarterly principal payment obligations through the maturity date of both term loans. Additionally, during fiscal 2025, the Company made principal repayments of $20.0 million on its Term loan A-2.

As of January 2, 2026, there was $19 million outstanding on the Company's $300 million revolving credit facility and $5.8 million of letters of credit outstanding, leaving $275.2 million available for borrowing under the revolving credit facility.

Fiscal 2025 Amendment to Credit Agreement

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

As part of Amendment No. 2, the Company agreed to limit the aggregate size of its A/R Facility (as defined in Note 14, Accounts Receivable Securitization Facility, below) and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the

Company achieves a net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026. In connection with Amendment No. 2, the Company paid fees of $1.6 million, which were deferred and are being amortized on the same basis as the previous unamortized debt issuance costs.

As of January 2, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Interest

The Term Loan B-1 interest rate is the Secured Overnight Financing Rate ("SOFR") plus a margin that is between 2.0% and 2.25%, depending on the Company's Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on Term Loan B-1 was 2.25% during both the three months ended January 2, 2026 and December 27, 2024, and will adjust to SOFR plus 200 basis points once the Company reaches a 3.30x Net Leverage as defined in the Credit Agreement.

The Term Loan A-2 interest rate is SOFR plus a Credit Spread Adjustment of 10 basis points and a margin that is between 1.5%% and 2.50%, depending on the Company's Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on Term Loan A-2 was 2.50% and 2.33% during the three months ended January 2, 2026 and December 27, 2024, respectively.
The weighted-average interest rate for our senior secured term loan facilities was 6.39% and 7.08% for the three months ended January 2, 2026 and December 27, 2024, respectively . The carrying amounts of the Company’s senior secured term loan facilities approximate their fair value as the interest rates are variable and reflective of market rates.

NOTE 5.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Three months ended
	January 2, 2026		December 27, 2024
United States:
Uniforms	$227,661	37.8%	$245,778	39.5%
Workplace Supplies	375,240	62.2%	375,938	60.5%
Total United States	602,901	100.0%	621,716	100.0%

Canada:
Uniforms	$22,158	36.6%	$23,197	37.4%
Workplace Supplies	38,329	63.4%	38,867	62.6%
Total Canada	60,487	100.0%	62,064	100.0%

Total Revenue:
Uniforms	$249,819	37.7%	$268,975	39.3%
Workplace Supplies	$413,569	62.3%	$414,805	60.7%
Total	$663,388	100.0%	$683,780	100.0%
Revenue Recognition Policy
The Company generates and recognizes approximately 95% of its total revenue from route servicing contracts on both Uniforms, which the Company generally manufactures, and Workplace Supplies, such as mats, towels, and linens that are procured from third-party suppliers. Revenue from these contracts represent a single-performance obligation and are recognized over time as services are performed based on the nature of services provided and contractual rates (output method). The Company generates its remaining revenue primarily from the direct sale of uniforms to customers, with such revenue being recognized when the Company’s performance obligation is satisfied, typically upon the transfer of control of the promised product to the customer. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services or products described above and is presented net of sales and other taxes we collect on behalf of governmental authorities.

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

The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the three months ended January 2, 2026 or the three months ended December 27, 2024. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in "Other Assets" and "Other current assets" on the Condensed Consolidated Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.

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
During the three months ended January 2, 2026 and December 27, 2024, the Company recorded $5.6 million and $5.4 million, respectively, of expense related to deferred employee sales commissions within "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Income (Loss).
As of January 2, 2026 and October 3, 2025, the Company had $21.9 million and $21.6 million recorded within "Other current assets," respectively, and $83.2 million and $85.5 million recorded within "Other Assets," respectively, on the Company’s Condensed Consolidated Balance Sheets.

NOTE 6.    LEASES:
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
The following table summarizes operating lease costs, consisting of fixed lease costs, variable lease costs and short-term lease costs. Additionally, the table summarizes finance lease costs, consisting of amortization of right-of-use asset and interest on lease liabilities (in thousands):

	Three months ended
	January 2, 2026	December 27, 2024
Lease costs:
Operating lease costs	$10,821	$10,989
Finance lease costs	$11,136	$10,225
Supplemental cash flow information related to leases for the periods reported was as follows (in thousands):

	Three months ended
	January 2, 2026	December 27, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,309	$6,167
Operating cash flows from finance leases	1,822	1,851
Financing cash flows from finance leases	9,186	8,303
Lease assets obtained in exchange for lease obligations:
Operating leases	$3,281	$2,394
Finance leases	5,391	12,932
Other information related to operating lease right-of-use assets, net and operating lease liabilities was as follows:

	January 2, 2026	October 3, 2025
Weighted average remaining lease term (in years)
Operating leases	5.7	5.8
Finance leases	5.5	5.8
Weighted average discount rate
Operating leases	7.0%	6.9%
Finance leases	4.8%	4.7%

Future minimum lease payments under non-cancelable leases as of January 2, 2026 are as follows (in thousands):

	Operating leases	Finance leases	Total
2026 (remaining nine months)	$20,678	$31,788	$52,466
2027	25,739	38,570	64,309
2028	22,177	34,280	56,457
2029	17,409	29,118	46,527
2030	12,427	47,103	59,530
Thereafter	26,130	6,742	32,872
Total future minimum lease payments	$124,560	$187,601	$312,161
Less: Interest	(28,444)	(24,863)	(53,307)
Present value of lease liabilities	$96,116	$162,738	$258,854
NOTE 7.    SHARE-BASED COMPENSATION:
From time to time, the Company grants equity awards to its executives and certain other employees. The following table summarizes share-based compensation expense (in thousands) for time-based employee stock options (“TBOs”), time-based restricted stock units (“RSUs”) and performance stock units (“PSUs” classified within Selling, general and administrative expenses on the Condensed Consolidated Statements of Income (Loss):.

	Three months ended
	January 2, 2026	December 27, 2024
TBOs	$193	$1,720
RSUs	2,093	2,304
PSUs	57	1,156
	$2,343	$5,180
The below table summarizes the number of shares granted during the three months ended January 2, 2026 along with the associated weighted-average grant-date fair values per unit:

	Equity Awards Granted (in thousands)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	920	$2.81
RSUs	1,262	$6.96
PSUs	748	$8.38
Total	2,930
Time-Based Options
The TBOs granted during the three months ended January 2, 2026, vest solely based upon continued employment over a three-year time period. All TBOs remain exercisable for ten years from the date of grant. The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility was derived from a peer group’s historical volatility as Vestis does not have sufficient historical volatility based on the expected term of the underlying options. The dividend yield for the grants was based on the annualized value of the quarterly dividend on the grant date. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

The below table summarizes the TBO valuation assumptions used in the Black-Scholes model during the three months ended January 2, 2026:

Expected volatility	32.84%
Expected dividend yield	—%
Expected life (in years)	6.0
Risk-free interest rate	3.87%

Time-Based Restricted Stock Units
Except for a grant to the Company's Chief Executive Officer during fiscal 2025, the agreements for RSU grants generally provide for vesting and settlement in shares of 33% of each grant on each of the first three anniversaries of the grant date, provided the participant remains employed with Vestis through each such anniversary. For the RSUs granted to the Company's Chief Executive Officer in fiscal 2025, vesting is scheduled to occur on the third anniversary of the grant date. The grant-date fair value of each RSU is based on the fair value of Vestis' common stock on the grant date. Participants holding RSUs receive additional RSU equivalents for dividends. Any such RSU equivalents are paid in shares. The unvested units are subject to forfeiture if employment is terminated for reasons other than death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Performance Stock Units
Under the Vestis Corporation 2023 Long-Term Incentive Plan, Vestis is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Vestis’ achievement of the performance condition. During the three months ended January 2, 2026, Vestis granted PSUs subject to the level of achievement of cumulative adjusted EBITDA results, cumulative adjusted free cash flow results and a total shareholder return modifier for the cumulative performance period of three years and the participant’s continued employment with Vestis. Vestis accounts for these grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
NOTE 8.    COMMITMENTS AND CONTINGENCIES:

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

During the quarter ended January 2, 2026, the Company entered into a substitute insurance collateral facility with a third-party provider to support insurance collateral requirements totaling approximately $24.8 million. The facility replaces prior bank and surety-backed letters of credit and does not represent funded indebtedness. The Company’s obligation under the arrangement is contingent and limited to amounts, if any, drawn under the facility. Related fees associated with the arrangement are being amortized to interest expense over the term of the facility.
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of January 2, 2026 and October 3, 2025, the Company had $9.7 million and $9.8 million, respectively, recorded as liabilities within Accrued expenses and other current liabilities, and $22.2 million at both balance sheet dates, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of January 2, 2026 and October 3, 2025, the Company has $12.3 million and $12.0 million, respectively, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.

With respect to the below matters, the Company cannot predict the outcome of these legal matters, nor can it predict whether any outcome may be materially adverse to its business, financial condition, results of operations or cash flows. The Company intends to vigorously defend these matters.

On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No.1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to the Company’s business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs and on November 22, 2024, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 25, 2025. A hearing on the motion to dismiss took place on August 29, 2025. On September 30, 2025, the Court entered an order denying defendants’ motion to dismiss. On October 30, 2025, Defendants filed answers to the amended complaint and fact discovery has commenced.

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

On June 9, 2025, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its former officers, in the United States District Court for the Southern District of New York, captioned Torres v. Vestis Corporation, et al., Case No. 1:25-cv-04844. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between May 2, 2024 and May 6, 2025, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to our business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. Motions for appointment as lead plaintiff and lead counsel were filed with the Court on August 8, 2025. On August 25, 2025, the Court appointed the Board of Trustees of the Police Officers’ Retirement Plan and Trust Fund for the City of Miramar (“City of Miramar”) to serve as lead plaintiff and also appointed lead counsel. The City of Miramar filed a first amended complaint on October 24, 2025. Defendants' deadline to respond to the amended complaint is February 12, 2026.

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

On September 10, 2025 and October 6, 2025, respectively, purported Vestis shareholders commenced derivative actions against certain of Vestis’ current and former directors and former officers, in the United States District Court for the Northern District of Georgia. Those cases are captioned Harms v. Scott, et al., Case No. 1:25-cv-05156-TWT and Dove v. Scott, et al., Case No. 1:25-cv-057331-TWT. Both complaints seek unspecified damages on behalf of Vestis and certain other relief, such as certain reforms to corporate governance and internal procedures. The complaints (in which Vestis is named as a nominal defendant) contain similar allegations to the securities class actions, entitled Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No. 1:24-cv-02175-SDG, also pending in the Northern District of Georgia and Board of Trustees of the Police Officers’ Retirement Plan and Trust Fund for the City of Miramar v. Vestis Corporation, et al., Case No. 1:25-cv-04844, pending in the United States District Court for the Southern District of New York. The complaints generally allege, among other things, breaches of fiduciary duties in connection with the oversight of Vestis’ public statements and internal controls, and that Vestis was damaged as a result of the breaches of fiduciary duties. The complaints also allege, among other things, claims against the individual defendants for violation of Section 14(a) of the Exchange Act, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and claims against Vestis' former officers for contribution under Sections 10(b) and 21A of the Securities Exchange Act of 1934. Both the Harms and Dove cases were consolidated into the derivative action entitled In re Vestis Corporation Derivative Litigation, Case No. 1:25-cv-02726-TWT (described above). Harms and Dove filed a motion to vacate the leadership structure in the consolidated derivative action that was ordered by the court. That motion to vacate is currently pending.

NOTE 9.    BUSINESS SEGMENTS:
The Company manages and evaluates its business activities based on geography and, as a result, determined that its United States and Canada businesses are its operating segments. The United States and Canada operating segments both provide a full range of uniform programs, restroom supply services and first-aid and safety products, as well as ancillary items such as floor mats, towels and linens. The Company’s operating segments are also its reportable segments. Corporate includes administrative expenses not specifically allocated to an individual segment. The chief operating decision maker (the Chief Executive Officer) evaluates the performance of its reportable segment, based primarily on segment operating income, and uses this information to make strategic decisions and to allocate resources. The accounting policies of the reportable segments are the same as those described in Note 1. Nature of Business and Basis of Presentation. Financial information by segment is presented in the tables that follow (in thousands):

	United States	Canada	Total
Three Months Ended January 2, 2026
Revenue	$602,901	$60,487	$663,388
Cost of services provided (exclusive of depreciation and amortization)	447,744	44,473	492,217
Depreciation and amortization	31,568	2,376	33,944
Selling, general and administrative expenses	87,382	11,477	98,859
Reportable segment operating income	36,207	2,161	38,368
Corporate and other			(21,790)
Interest Expense, Net			(22,191)
Other (Expense) Income, net			(2,946)
(Loss) Income Before Income Taxes			(8,559)

Capital expenditures	8,890	496	9,386
Property and equipment as of January 2, 2026 - Reportable Segments	$557,745	$74,326	$632,071
- Corporate			16,052
- Total			$648,123

Total assets as of January 2, 2026 - Reportable Segments	$2,564,139	$275,664	$2,839,803
- Corporate			44,218
- Total			$2,884,021

	United States	Canada	Total
Three Months Ended December 27, 2024
Revenue	$621,716	$62,064	$683,780
Cost of services provided (exclusive of depreciation and amortization)	451,215	44,045	495,260
Depreciation and amortization	33,850	2,707	36,557
Selling, general and administrative expenses	78,618	13,400	92,018
Reportable segment operating income	58,033	1,912	59,945
Corporate and other			(29,546)
Gain (Loss) on Sale of Equity Investments, net			(2,150)
Interest Expense, Net			(23,097)
Other (Expense) Income, net			(3,612)
(Loss) Income Before Income Taxes			1,540

Capital expenditures	14,292	440	14,732
Property and equipment as of October 3, 2025 - Reportable Segments	$573,709	$74,171	$647,880
- Corporate			15,582
- Total			$663,462

Total assets as of October 3, 2025 - Reportable Segments	$2,605,553	$263,805	$2,869,358
- Corporate			37,542
- Total			$2,906,900

NOTE 10.    EARNINGS (LOSS) PER SHARE:
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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three months ended
	January 2, 2026	December 27, 2024
Earnings (Loss):
Net Income (Loss)	$(6,391)	$832
Shares:
Basic weighted-average shares outstanding	131,904	131,590
Effect of dilutive securities(1)	—	525
Diluted weighted-average shares outstanding	131,904	132,115

Basic Earnings (Loss) Per Share	$(0.05)	$0.01
Diluted Earnings (Loss) Per Share	$(0.05)	$0.01

Antidilutive securities(1)	2,428	2,683
__________________
(1)Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive. There was no dilutive effect of share-based awards for the three months ended January 2, 2026 due to the net loss incurred in the period.
NOTE 11.    INCOME TAXES:

The Company's effective tax rate was 25.3% and 45.9% for the three months ended January 2, 2026 and December 27, 2024, respectively. The Company’s effective rate for the three months ended January 2, 2026 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible expenses, and our international operations in jurisdictions with higher income tax rates. The Company’s effective tax rate for the three months ended December 27, 2024 differed from the U.S. statutory rate primarily due to state taxes, permanent book/tax differences and our international operations in jurisdictions with higher income tax rates.

NOTE 12.    RELATED PARTIES:

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

Transition Services Agreement - governs services between the Company and Aramark and their respective affiliates to provide each other on an interim, transitional basis, various services, including, but not limited to, administrative, information technology and cybersecurity support services and certain finance, treasury, tax and governmental function services. The services commenced on the distribution date and terminate no later than 24 months following the distribution date. The services under the Transition Services Agreement were completed prior to the end of fiscal 2024.

Tax Matters Agreement - governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In addition, the Company is restricted from taking actions that could prevent the distribution and certain related transactions from being tax-free for U.S. federal income tax purposes.

Employee Matters Agreement - governs the allocation of liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters.

No amounts were paid to Aramark, under the various agreements described above, during the three months ended January 2, 2026 or December 27, 2024, and no amounts were due from or to Aramark, associated with the above agreements, as of January 2, 2026.
NOTE 13.    ACCOUNTS RECEIVABLE SECURITIZATION FACILITY:
On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries (together with Vestis Services, the “Originators”) entered into a three-year $250 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services (the "SPE"), who in turn, may sell the receivables to one or more financial institutions (the "Purchasers"). The net proceeds of the A/R Facility were used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. The Company incurred approximately $1.4 million of costs in connection with entering into the A/R Facility which are recorded within Other Assets in the Condensed Consolidated Balance Sheet and are being amortized on a straight-line basis to Other Expense (Income), net over the term of the A/R Facility.
As of January 2, 2026 and October 3, 2025, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Condensed Consolidated Balance Sheet was $217.2 million and $202.5 million, respectively. Additionally, during the three months ended January 2, 2026, the Company transferred accounts receivable of $678.8 million to the SPE, and the Company collected $672.0 million of accounts receivable transferred to the SPE under the A/R Facility. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions which are sold to the Purchasers in exchange for cash. Unsold accounts receivable of $143.8 million and $151.6 million were pledged by the SPE as collateral to the Purchasers as of January 2, 2026 and October 3, 2025, respectively.
The Company incurred fees for the A/R Facility of $2.9 million and $3.4 million for the three months ended January 2, 2026 and December 27, 2024, respectively, which were reflected within Other Expense (Income), net in the Condensed Consolidated Statements of Income (Loss). The fees due to the Purchaser are considered to be a loss on the sale of accounts receivable.
Cash activity related to the facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows.

NOTE 14.    EQUITY:
Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended January 2, 2026 and December 27, 2024 were as follows (in thousands):

	Three Months Ended January 2, 2026
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of October 3, 2025	$(20,778)	$(5,549)	$(26,327)
Other comprehensive income (loss)	3,260	(88)	3,172
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current period other comprehensive income (loss)	3,260	(88)	3,172
Balance as of January 02, 2026	$(17,518)	$(5,637)	$(23,155)

	Three Months Ended December 27, 2024
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Loss
Balance as of September 27, 2024	$(23,812)	$(5,099)	$(28,911)
Other comprehensive loss	(12,607)	—	(12,607)
Amounts reclassified from accumulated other comprehensive loss (1)	9,450	—	9,450
Net current period other comprehensive loss	(3,157)	—	(3,157)
Balance as of December 27, 2024	$(26,969)	$(5,099)	$(32,068)

____________
(1) Represents cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the three months ended December 27, 2024.
Dividends

For the three months ended December 27, 2024, the Company paid dividends in the amount of $4.6 million. No dividends were paid during the three months ended January 2, 2026.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the three months ended January 2, 2026 and December 27, 2024 should be read in conjunction with our audited Consolidated and Combined Financial Statements and the notes to those statements for the fiscal year ended October 3, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 2, 2025.
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
In addition to uniforms, we also provide workplace supplies including managed restroom supply services, first aid supplies and safety products, floor mats, towels, and linens. Similar to our uniform offering, on a recurring rental basis, generally weekly, we pick up used and soiled floor mats, towels and linens, replacing them with clean products. We also restock restroom supplies, first aid supplies and safety products as needed.
We manage and operate our business in two reportable segments, United States and Canada. Both segments provide uniforms and workplace supplies, as described above, to customers within their specific geographic territories.
Fiscal Year
Our fiscal year is the 52- or 53-week period which ends on the Friday nearest to September 30th. The fiscal year ended October 3, 2025, referred to as fiscal 2025, was a 53-week period and the fiscal year ending October 2, 2026, referred to as fiscal 2026, is a 52-week period.
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
Our financial performance and a prolonged decrease in our stock price during fiscal 2025 resulted in a triggering event for a goodwill impairment test for both of our reporting units in fiscal 2025. While no impairment of goodwill was recognized in fiscal 2025, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units within either of our segments, we may be required to record future impairment charges for goodwill.
Transformation and Restructuring Plan
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
Plan implementation began during the first quarter of fiscal 2026 and is expected to generate annual operating cost savings of at least $75 million by the end of fiscal 2026 and to also enhance revenue. Currently, we anticipate that the Plan will be substantially complete by the end of fiscal 2027 and we estimate costs of the Plan to be in the range of $25 million to $30 million, with approximately $20 million related to third-party consulting and support, and up to $10 million in severance and related costs. During the first quarter of fiscal 2026, the Company recognized $7.8 million of third-party consulting fees and $5.5 million of severance costs related to the transformation.

The estimate of the charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.
Results of Operations Three Months Ended January 2, 2026 compared with December 27, 2024
The following table presents an overview of our results along with the amount of and percentage change between periods for the three months ended January 2, 2026 and December 27, 2024 (dollars in thousands).

	Three Months Ended		Change	Change
	January 2, 2026	December 27, 2024	$	%
Revenue	$663,388	$683,780	$(20,392)	(3.0%)
Operating Expenses:
Cost of services provided(1)	492,217	495,260	(3,043)	(0.6%)
Depreciation and amortization	34,341	36,936	(2,595)	(7.0%)
Selling, general and administrative expenses	120,252	121,185	(933)	(0.8%)
Total Operating Expenses	646,810	653,381	(6,571)	(1.0%)
Operating Income (Loss)	16,578	30,399	(13,821)	(45.5%)
Loss (Gain) on Sale of Equity Investments	—	2,150	(2,150)	(100.0%)
Interest Expense, net	22,191	23,097	(906)	(3.9%)
Other Expense (Income), net	2,946	3,612	(666)	(18.4%)
Income (Loss) Before Income Taxes	(8,559)	1,540	(10,099)	(655.8%)
Provision (Benefit) for Income Taxes	(2,168)	708	(2,876)	(406.2%)
Net Income (Loss)	$(6,391)	$832	$(7,223)	(868.1%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $663.4 million decreased $20.4 million, or 3.0%, for the three months ended January 2, 2026 compared to the three months ended December 27, 2024. The decline in revenue compared to the prior year reflects a $19.2 million decline in uniforms and a $1.2 million decline in workplace supplies on consistent total overall volume levels measured as pounds processed in our plants. The decline in revenue is attributable to a product mix shift towards more workplace supplies, which includes linen, that brings lower overall revenue per pound when compared to uniforms. Consolidated revenue was positively impacted by $0.2 million from the impact of foreign exchange on currency related to our Canadian operations.
Cost of services provided decreased $3.0 million, or 0.6%, for the three months ended January 2, 2026 compared to the three months ended December 27, 2024. The decrease was primarily driven by a $5.0 million decline in merchandise costs and a $1.3 million reduction in delivery costs. These decreases were partially offset by a $3.7 million increase in plant operating costs.
Depreciation and amortization expense of $34.3 million for the three months ended January 2, 2026 decreased $2.6 million, or 7.0%, compared to the three months ended December 27, 2024.
Selling, general and administrative expenses ("SG&A") decreased $0.9 million, or 0.8%, for the three months ended January 2, 2026 compared to the three months ended December 27, 2024. The decrease in SG&A was primarily driven by headcount reductions and other cost savings measures, a $3.3 million decrease in separation-related charges, as well as a $2.8 million decrease in share-based compensation, which were partially offset by transformation costs of $7.8 million.

Operating income of $16.6 million decreased from $30.4 million, or 45.5%, for the three months ended January 2, 2026 compared to the three months ended December 27, 2024 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $0.9 million for the three months ended January 2, 2026 compared to the three months ended December 27, 2024 primarily due to lower interest rates.
Other expense, net of other income, decreased $0.7 million for the three months ended January 2, 2026 compared to the three months ended December 27, 2024 primarily due to a decrease in A/R Facility fees of $0.5 million.
The provision for income taxes for the three months ended January 2, 2026 was recorded at an effective rate of 25.3% compared to an effective rate of 45.9% for the three months ended December 27, 2024. The lower effective tax rate was due to the impact of tax adjustments, largely share-based compensation and changes in year over year earnings.
Net loss of $6.4 million for the three months ended January 2, 2026 represented a decrease of $7.2 million, or 868.1%, compared to net income of $0.8 million for the three months ended December 27, 2024, due to the impact of changes to revenue and expenses noted above.

Results of Operations—United States Results Three Months Ended January 2, 2026 compared with December 27, 2024
The following table presents an overview of our United States reportable segment results along with the amount of and percentage change between periods for the three months ended January 2, 2026 and December 27, 2024 (dollars in thousands).

	Three Months Ended		Change	Change
	January 2, 2026	December 27, 2024	$	%
Segment Revenue	$602,901	$621,716	$(18,815)	(3.0%)
Segment Operating Income	36,207	58,033	(21,826)	(37.6%)
Segment Operating Income %	6.0%	9.3%
United States revenue of $602.9 million decreased $18.8 million, or 3.0%, for the three months ended January 2, 2026 compared to the three months ended December 27, 2024. The decline in revenue compared to the prior year reflects an $18.1 million decline in uniforms and a $0.7 million decline in workplace supplies on consistent total overall volume levels measured as pounds processed in our plants. The decline in revenue is attributable to a product mix shift towards more workplace supplies, which includes linen, that brings lower overall revenue per pound when compared to uniforms.
Segment operating income of $36.2 million for the three months ended January 2, 2026 decreased $21.8 million, or 37.6%, compared to the three months ended December 27, 2024, primarily driven by the decrease in revenue during the three months ended January 2, 2026, as described above.
Segment operating income margin decreased approximately 330 basis points from 9.3% for the three months ended December 27, 2024 to approximately 6.0% for the three months ended January 2, 2026.

Results of Operations—Canada Results Three Months Ended January 2, 2026 compared with December 27, 2024
The following table presents an overview of our Canada reportable segment results along with the amount of and percentage change between periods for the three months ended January 2, 2026 and December 27, 2024 (dollars in thousands).

	Three Months Ended		Change	Change
	January 2, 2026	December 27, 2024	$	%
Segment Revenue	$60,487	$62,064	$(1,577)	(2.5%)
Segment Operating Income	2,161	1,912	249	13.0%
Segment Operating Income %	3.6%	3.1%
Canada revenue of $60.5 million decreased $1.6 million, or 2.5%, for the three months ended January 2, 2026 compared to the three months ended December 27, 2024. The decline in revenue compared to the prior year reflects a $1.1 million decline in uniforms and a $0.5 million decline in workplace supplies on consistent total overall volume levels measured as pounds processed in our plants. The decline in revenue is attributable to a product mix shift towards more workplace supplies, which includes linen, that brings lower overall revenue per pound when compared to uniforms. Canada revenue was positively impacted by $0.2 million from the impact of foreign exchange on currency.
Segment operating income of $2.2 million for the three months ended January 2, 2026 increased $0.2 million, or 13.0%, compared to the three months ended December 27, 2024.
Segment operating income margin increased approximately 50 basis points from 3.1% for the three months ended December 27, 2024, to approximately 3.6% for the three months ended January 2, 2026.
Liquidity and Capital Resources
Overview
As part of our capital structure, we entered into a Credit Agreement on September 29, 2023 (the "Credit Agreement"). The Credit Agreement included senior secured term loan facilities consisting of term loan A-1 tranche due September 2025 in the amount of $800 million ("Term Loan A-1"), term loan A-2 tranche due September 2028 in the amount of $700 million ("Term Loan A-2") and a revolving credit facility. On February 22, 2024, we entered into Amendment No. 1 to our Credit Agreement and refinanced our Term Loan A-1 ("Term Loan A-1") with an $800 million Term Loan B-1 due February 2031 ("Term Loan B-1"). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due.
The Term Loan B-1 interest rate is at the Secured Overnight Financing Rate ("SOFR") plus a margin that is between 2.0% and 2.25%, depending on the Company's Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on Term Loan B-1 was 2.25% during the three months ended January 2, 2026 and December 27, 2024, and will adjust to SOFR plus 200 basis points once the Company reaches a 3.30x Net Leverage as defined in the Credit Agreement.

The Term Loan A-2 interest rate is SOFR plus a Credit Spread Adjustment of 10 basis points and a margin that is between 1.5%% and 2.50%, depending on the Company's Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement. The applicable margin on Term Loan A-2 was 2.50% and 2.33% during the three months ended January 2, 2026 and December 27, 2024, respectively.

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
On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries of the Company entered into a three-year $250.0 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services ("SPE"), who in turn, may sell the receivables to one or more financial institutions ("Purchasers"). The net proceeds of the A/R Facility were used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. As of January 2, 2026 and October 3, 2025, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Condensed Consolidated Balance Sheet was $217.2 million and $202.5 million, respectively.
As of January 2, 2026, we had approximately $41.5 million of cash and cash equivalents and $275.2 million of availability under our revolving credit facility. As of January 2, 2026, we had $1,161.5 million of total principal debt compared to $1,168.5 million as of October 3, 2025. The servicing of this debt will be supported by cash flows from our operations.
The table below summarizes our cash activity (in thousands):

	Three months ended
	January 2, 2026	December 27, 2024
Net cash provided by operating activities	$37,687	$3,780
Net cash (used in) provided by investing activities	(9,121)	17,854
Net cash used in financing activities	(16,528)	(34,610)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate an understanding of the discussion that follows.
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $37.7 million for the three months ended January 2, 2026 and $3.8 million for the three months ended December 27, 2024. The increase in net cash provided by operating activities of $33.9 million was due, in part, to the change in operating assets and liabilities of $41.0 million, when comparing the three months ended January 2, 2026 to the three months ended December 27, 2024, partially offset by the net loss for the three months ended January 2, 2026 of $6.4 million compared to net income for the three months ended December 27, 2024 of $0.8 million, as discussed in "Results of Operations" above.

The change in operating assets and liabilities was, in part, due to improved management and collections of accounts receivable, increased utilization of the A/R Facility, strategic shifts in inventory management and changes in accounts payable and accrued expenses (that reflect reduced operational spending, partly related to decreased revenue and partly related to certain cost reduction initiatives).
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $9.1 million for the three months ended January 2, 2026 compared to net cash provided by investing activities of $17.9 million for the three months ended December 27, 2024. The decrease of $27.0 million was primarily due to net proceeds from the sale of an equity investment during the first quarter of fiscal 2025 of $36.8 million, partially offset by $5.3 million lower year-over-year purchases of property and equipment and lower acquisition-related investments of $4.6 million. The acquisition-related investment in the first quarter of fiscal 2025 was related to a tuck-in acquisition.

Cash Flows Provided by (Used in) Financing Activities
During the three months ended January 2, 2026, cash used in financing activities was primarily impacted by the following:
•proceeds from long-term borrowings of $48.0 million;
•payments of long-term borrowings of $55.0 million; and
•payments related to finance leases of $9.2 million.
During the three months ended December 27, 2024, cash used in financing activities was primarily impacted by the following:
•payments for long-term borrowings of $20.0 million;
•payments related to finance leases of $8.3 million; and
•dividend payments of $4.6 million.
Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. There have not been material changes to our cash requirements since our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on December 2, 2025. Additional information regarding our obligations under debt and lease arrangements are provided in Note 4. Borrowings and Note 6. Leases to the Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
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
Prior to our May 1, 2025 amendment, which is described below, our Credit Agreement required us to maintain a maximum Consolidated Total Net Leverage Ratio, defined as consolidated total indebtedness in excess of unrestricted cash divided by Covenant Adjusted EBITDA (as defined in the Credit Agreement), not to exceed 5.25x for any fiscal quarter ending prior to March 31, 2025, and not to exceed 4.50x for any fiscal quarter ending on or after March 31, 2025, subject to certain exceptions. Consolidated total indebtedness is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any receivables facility. Covenant Adjusted EBITDA is defined in the Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.
The Credit Agreement establishes a minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA divided by consolidated interest expense. The minimum Interest Coverage Ratio is required to be at least 2.00x for the term of the Credit Agreement.
Fiscal 2025 Amendment to Credit Agreement

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
At January 2, 2026, we were in compliance with all covenants under the Credit Agreement.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Consolidated and Combined Financial Statements included in our Annual Report on form 10-K, filed with the SEC on December 2, 2025. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of the Financial Statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on December 2, 2025. Management believes that there have been no significant changes during the three months ended January 2, 2026 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025.
In preparing financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. If actual results were to differ materially from the estimates made, the reported results could be materially affected.
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

Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our outstanding Term Loan Facilities bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended October 3, 2025.
Commodity Price Risk
We are exposed to changes in prices of commodities used in our operations, primarily associated with gasoline, diesel and natural gas fuel. We seek to manage exposure to adverse commodity price changes through our normal operations as well as, from time to time, entering into commodity derivative agreements.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2026 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of January 2, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We discuss significant legal proceedings pending against us in Note 8. Commitments and Contingencies in the Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q, which we incorporate herein by reference. We cannot predict the outcome of these legal matters, nor can we predict whether any outcome may be materially adverse to our business, financial condition, results of operations or cash flows. We intend to vigorously defend these matters.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on December 2, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended January 2, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit No.	Description
10.1+
Amended and Restated Offer Letter, dated December 15, 2025, by and between Vestis Corporation and Adam K. Bowen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2025)

10.2+
Amended and Restated Agreement Relating to Employment and Post-Employment Competition, dated December 15, 2025 by and between Vestis Services, LLC and Adam K. Bowen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 16, 2025).

10.3*+	2026 Form of Restricted Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
10.4*+	2026 Form of Stock Option Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
10.5*+	2026 Form of Performance Stock Unit Award Agreement Pursuant to the Vestis Corporation 2023 Long-Term Incentive Plan
19.1*	Vestis Corporation Securities Trading Policy
31.1*	Certification of Jim Barber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Adam K. Bowen, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Jim Barber, Chief Executive Officer and Adam K. Bowen, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Vestis' Quarterly Report on Form 10-Q for the period ended January 2, 2026 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of January 2, 2026 and October 3, 2025; (ii) Condensed Consolidated Statements of Income (Loss) for the three months ended January 2, 2026 and December 27, 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 2, 2026 and December 27, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 2, 2026 and December 27, 2024; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended January 2, 2026 and December 27, 2024; and (vi) Notes to Condensed Consolidated Financial Statements
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set
*Filed herewith.
+ Represents a management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2026.

Vestis Corporation

By:	/s/ Adam K Bowen
Name:	Adam K. Bowen
Title:	Interim Chief Financial Officer (Principal Financial Officer)

By:	/s/ John Laveck
Name:	John Laveck
Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)