Form 10-Q
period 2026-04-03
Vestis Corp
filed 2026-05-12
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, the registrant had 132,105,082 shares of common stock outstanding.

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
Such risks and uncertainties include, but are not limited to:
• unfavorable macroeconomic conditions and geopolitical instability including as a result of the military conflict among the United States, Israel and Iran, government shutdowns, inflationary pressures and higher interest rates;
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
• increases in fuel and energy costs and other supply chain challenges and disruptions, including as a result of disruptions in international shipping through the Strait of Hormuz and the military conflicts in the Middle East and Ukraine;
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

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenue	$659,437	$665,249	$1,322,825	$1,349,029
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	485,752	489,991	977,969	985,251
Depreciation and amortization	34,568	35,882	68,909	72,818
Selling, general and administrative expenses	112,338	147,946	232,590	269,131
Total Operating Expenses	632,658	673,819	1,279,468	1,327,200
Operating Income (Loss)	26,779	(8,570)	43,357	21,829
Loss (Gain) on Sale of Equity Investment	—	—	—	2,150
Interest Expense, net	21,065	22,329	43,256	45,426
Other Expense (Income), net	3,203	3,293	6,149	6,905
Income (Loss) Before Income Taxes	2,511	(34,192)	(6,048)	(32,652)
Provision (Benefit) for Income Taxes	(85)	(6,362)	(2,253)	(5,654)
Net Income (Loss)	$2,596	$(27,830)	$(3,795)	$(26,998)

Weighted Average Shares Outstanding:
Basic	132,012	131,751	131,958	131,672
Diluted	133,050	131,751	131,958	131,672
Earnings (Loss) per share:
Basic	$0.02	$(0.21)	$(0.03)	$(0.21)
Diluted	$0.02	$(0.21)	$(0.03)	$(0.21)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended
	April 3, 2026	March 28, 2025
Net Income (Loss)	$2,596	$(27,830)
Other Comprehensive Income (Loss), net of tax:
Pension plan adjustments	87	—
Foreign currency translation adjustments	(3,249)	1,238
Other Comprehensive Income (Loss), net of tax	(3,162)	1,238
Comprehensive Income (Loss)	$(566)	$(26,592)

	Six months ended
	April 3, 2026	March 28, 2025
Net Income (Loss)	$(3,795)	$(26,998)
Other Comprehensive Income (Loss), net of tax:
Pension plan adjustments	(1)	—
Foreign currency translation adjustments	11	(1,919)
Other Comprehensive Income (Loss), net of tax	10	(1,919)
Comprehensive Income (Loss)	$(3,785)	$(28,917)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	April 3, 2026	October 3, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$50,340	$29,748
Receivables (net of allowances: $34,690 and $32,677, respectively)	149,544	162,295
Inventories, net	174,958	179,020
Rental merchandise in service, net	391,823	405,625
Other current assets	84,020	73,343
Total current assets	850,685	850,031
Property and Equipment, at cost:
Land, buildings and improvements	564,557	565,677
Equipment	1,158,794	1,172,877
	1,723,351	1,738,554
Less - Accumulated depreciation	(1,073,845)	(1,075,092)
Total property and equipment, net	649,506	663,462
Goodwill	961,750	961,732
Other Intangible Assets, net	175,457	188,837
Operating Lease Right-of-use Assets	85,872	85,108
Other Assets	149,924	157,730
Total Assets	$2,873,194	$2,906,900
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of financing lease obligations	$30,015	$35,234
Current operating lease liabilities	20,780	20,189
Accounts payable	154,514	158,362
Accrued payroll and related expenses	90,721	93,897
Accrued expenses and other current liabilities	102,789	101,282
Total current liabilities	398,819	408,964
Long-Term Borrowings	1,115,457	1,155,143
Noncurrent Financing Lease Obligations	134,702	131,071
Noncurrent Operating Lease Liabilities	76,644	77,032
Deferred Income Taxes	182,806	177,337
Other Noncurrent Liabilities	97,564	91,709
Total Liabilities	2,005,992	2,041,256
Commitments and Contingencies (see Note 8)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 132,101,879 and 131,859,470 issued and outstanding as of April 3, 2026 and October 3, 2025, respectively	1,321	1,319
Additional paid-in capital	942,872	937,531
(Accumulated deficit) retained earnings	(50,674)	(46,879)
Accumulated other comprehensive loss	(26,317)	(26,327)
Total Equity	867,202	865,644
Total Liabilities and Equity	$2,873,194	$2,906,900
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, October 3, 2025	131,859	$1,319	$937,531	$(46,879)	$(26,327)	$865,644
Net Income (Loss)	—	—	—	(6,391)	—	(6,391)
Other Comprehensive Income (Loss)	—	—	—	—	3,172	3,172
Share-based compensation expense	—	—	2,343	—	—	2,343
Issuance of common stock upon exercise of stock options or awards of restricted stock units	115	1	(1)	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(340)	—	—	(340)
Balance, January 2, 2026	131,974	$1,320	$939,533	$(53,270)	$(23,155)	$864,428
Net Income (Loss)	—	—	—	2,596	—	2,596
Other Comprehensive Income (Loss)	—	—	—	—	(3,162)	(3,162)
Share-based compensation expense	—	—	3,374	—	—	3,374
Issuance of common stock upon exercise of stock options or awards of restricted stock units	128	1	(1)	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(34)	—	—	(34)
Balance, April 3, 2026	132,102	$1,321	$942,872	$(50,674)	$(26,317)	$867,202

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, September 27, 2024	131,482	$1,315	$928,082	$2,565	$(28,911)	$903,051
Net Income	—	—	—	832	—	832
Dividends Declared ($0.035 per common share)	—	—	—	(4,610)	—	(4,610)
Other Comprehensive Income (Loss) (1)	—	—	—	—	(3,157)	(3,157)
Share-based compensation expense	—	—	5,180	—	—	5,180
Issuance of common stock upon exercise of stock options or awards of restricted stock units	219	2	—	—	—	2
Tax payments related to shares withheld for share based compensation plans	—	—	(1,708)	—	—	(1,708)
Balance, December 27, 2024	131,701	$1,317	$931,554	$(1,213)	$(32,068)	$899,590
Net Income (Loss)	—	—	—	(27,830)	—	(27,830)
Dividends Declared ($0.035 per common share)	—	—	—	(4,611)	—	(4,611)
Other Comprehensive Income (Loss)	—	—	—	—	1,238	1,238
Share-based compensation expense	—	—	7,977	—	—	7,977
Issuance of common stock upon exercise of stock options or awards of restricted stock units	80	1	(1)	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(90)	—	—	(90)
Balance, March 28, 2025	131,781	$1,318	$939,440	$(33,654)	$(30,830)	$876,274

(1) Includes $9.5 million of cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the three months ended December 27, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities:
Net Income (Loss)	$(3,795)	$(26,998)
Adjustments to reconcile Net Income (Loss) to Net cash provided by operating activities:
Depreciation and amortization	68,909	72,818
Deferred income taxes	5,463	(7,126)
Share-based compensation expense	5,717	13,157
Asset write-down	460	189
Loss on sale of equity investment, net	—	2,150
(Gain) Loss on disposals of property and equipment	(3,311)	(972)
Amortization of debt issuance costs	1,893	1,771
Changes in operating assets and liabilities:
Receivables, net	12,759	12,942
Inventories, net	4,065	(34,578)
Rental merchandise in service, net	13,812	(330)
Other current assets	(10,604)	(12,029)
Accounts payable	(4,529)	(5,158)
Accrued expenses and other current liabilities	7,622	11,073
Changes in other noncurrent liabilities	(3,715)	(14,924)
Changes in other assets	2,308	(750)
Other operating activities	(1,116)	(797)
Net cash provided by operating activities	95,938	10,438
Cash flows from investing activities:
Purchases of property and equipment and other	(22,076)	(28,242)
Proceeds from disposals of property and equipment	6,813	5,198
Proceeds from sale of equity investment	—	36,792
Other investing activities	—	(4,547)
Net cash (used in) provided by investing activities	(15,263)	9,201
Cash flows from financing activities:
Proceeds from long-term borrowings	75,000	40,000
Payments of long-term borrowings	(116,000)	(30,000)
Payments of financing lease obligations	(18,701)	(16,822)
Dividend payments	—	(13,822)
Other financing activities	(376)	(1,795)
Net cash used in financing activities	(60,077)	(22,439)
Effect of foreign exchange rates on cash and cash equivalents	(6)	596
Increase (decrease) in cash and cash equivalents	20,592	(2,204)
Cash and cash equivalents, beginning of period	29,748	31,010
Cash and cash equivalents, end of period	$50,340	$28,806
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
On September 30, 2023 (the “Distribution Date”), Aramark completed the previously announced spin-off of Vestis (the “Separation”). The Separation was completed through a distribution of the Company's common stock to holders of record of Aramark’s common stock as of the close of business on September 20, 2023 (the “Distribution”), which resulted in the issuance of approximately 131.2 million shares of common stock, which includes 0.5 million shares contributed to an Aramark donor advised fund for charitable contributions. Aramark stockholders of record received one share of Vestis common stock for every two shares of common stock, par value $0.01, of Aramark. As a result of the Separation, the Company became an independent public company. Our common stock is listed under the symbol “VSTS” on the NYSE. In connection with the Separation, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and Aramark. See Note 12. "Related Parties" for more information on these agreements.

Basis of Presentation
The Condensed Consolidated Financial Statements (the “Financial Statements”) were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. The Financial Statements reflect the historical results of operations and comprehensive income for the three and six months ended April 3, 2026 and March 28, 2025, the financial position as of April 3, 2026 and October 3, 2025, and the cash flows for the six months ended April 3, 2026 and March 28, 2025 for the Company and are denominated in United States (“U.S.”) dollars. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, financing leases, derivatives and borrowings. Management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, financing leases and borrowings approximate their respective fair values.
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

Receivables
Receivables represent amounts due from customers and are presented net of allowance for credit losses. Judgment and estimates are used in determining the collectability of receivables and evaluating the adequacy of the allowance for credit losses. The Company estimates and reserves for its credit loss exposure based on historical experience, current general and specific industry economic conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. Credit loss expense is classified within Selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss). The allowance for credit losses was $34.7 million and $32.7 million, as of April 3, 2026 and October 3, 2025, respectively.
Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of April 3, 2026 and October 3, 2025, the Company’s reserve for inventory was approximately $19.6 million and $18.6 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification.
The components of inventories, net of allowances, are as follows (in thousands):

	April 3, 2026	October 3, 2025
Raw Materials	$38,826	$41,167
Work in Process	1,066	1,128
Finished Goods	135,066	136,725
Inventories, net	$174,958	$179,020
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

During the three months ended April 3, 2026 and March 28, 2025, the Company recorded $88.4 million and $88.0 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within Cost of services provided (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income (Loss). During the six months ended April 3, 2026 and March 28, 2025, the Company recorded $177.0 million and $174.9 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within Cost of services provided (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income (Loss).
Other Assets
“Other assets,” as presented in the Condensed Consolidated Balance Sheets, is primarily comprised of the noncurrent portion of employee sales commissions, internal use software, consideration payable to a customer at the beginning of the contract, noncurrent pension assets, certain preparation costs and long-term receivables.
The internal use software costs, that are included in “Other Assets,” represent capitalized costs incurred to purchase or develop software for internal use and are amortized over the estimated useful life of the software, generally a period of three to 10 years. Such internal use software as of April 3, 2026 and October 3, 2025 was $29.9 million (cost of $160.9 million less accumulated amortization of $131.0 million) and $32.1 million (cost of $158.4 million less accumulated amortization of $126.3 million), respectively. Amortization expense related to internal use software, which is included within selling, general and administrative expenses on the Condensed Consolidated Statements of Income (Loss), was $2.4 million and $3.3 million for the three months ended April 3, 2026 and March 28, 2025, respectively. For the six months ended April 3, 2026 and March 28, 2025, amortization expense related to internal use software was $4.7 million and $6.5 million, respectively.
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
Assets Held for Sale
Assets held for sale are recorded at the lower of their carrying value or estimated selling price less estimated costs to sell and are classified within Other Current Assets on the Condensed Consolidated Balance Sheets. Depreciation is suspended upon classification as held for sale. The highest and best use of these assets is as real estate properties for use or lease and the Company intends to sell them to third parties as quickly as practicable. As of April 3, 2026, eight properties with an aggregate carrying value of $4.5 million were classified as held for sale. As of October 3, 2025, four properties with an aggregate carrying value of $4.2 million were classified as held for sale. During the three months ended April 3, 2026, we sold two properties for $6.5 million, one of which was previously classified as held for sale. Properties held for sale as of April 3, 2026 and October 3, 2025 are all included within the Company's United States segment.
Accrued Expenses and Other Current Liabilities
As of April 3, 2026 and October 3, 2025, Accrued Expenses and Other Current Liabilities on the Condensed Consolidated Balance Sheets include insurance accruals related to automotive, general liability and workers' compensation reserves of $20.2 million and $16.1 million, respectively. The remaining components consist primarily of unearned income, interest, taxes and environmental reserves (see Note 8. Commitments and Contingencies).
Other Noncurrent Liabilities
Other Noncurrent Liabilities as presented in the Condensed Consolidated Balance Sheets include the long-term portion of insurance reserves related to automotive, general liability and workers’ compensation reserves of $40.5 million and $36.9 million, as of April 3, 2026 and October 3, 2025, respectively. The remaining components consist primarily of environmental reserves (see Note 8. Commitments and Contingencies), asset retirement obligations (see Note 8. Commitments and Contingencies), and the noncurrent portion of deferred income.
Following the Separation from Aramark on September 30, 2023, the Company has primarily been self-insured for workers’ compensation, general, and automotive liabilities. Self-insured liabilities are based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled and have been incurred but not yet reported. These estimates are reviewed and adjusted as the facts and circumstances change. Self-insured liabilities are included in “Accrued Expenses and Other Current Liabilities” and “Other Noncurrent Liabilities” in the Condensed Consolidated Balance Sheets based on the expected timing of ultimate settlement.

Supplemental Cash Flow Information
During the three and six months ended April 3, 2026, the Company paid interest related to principal debt of $18.2 million and $38.3 million, respectively. During the three and six months ended March 28, 2025, the Company paid interest related to principal debt of $20.5 million and $43.8 million, respectively.
During the three and six months ended April 3, 2026, the Company paid cash for income taxes of $2.2 million and $6.6 million, respectively. During the three and six months ended March 28, 2025, the Company paid cash for income taxes of $0.7 million and $6.2 million, respectively.
As of April 3, 2026 and October 3, 2025, the Company had $7.5 million and $6.5 million, respectively, of capital expenditures recorded within "Accounts Payable" and "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

During the three and six months ended April 3, 2026, the Company entered into new finance leases of approximately $12.0 million and $17.4 million, respectively. During the three and six months ended March 28, 2025, the Company entered into new finance leases of approximately $9.8 million and $22.7 million, respectively. See Note 6. Leases.
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
Implementation activities associated with the Plan began during the first quarter of fiscal 2026. Based on information currently available, management estimates that total costs associated with the Plan will be approximately $30 million to $35 million (primarily related to the U.S. segment), consisting largely of third-party consulting and advisory services and severance and related employee costs. These estimates are subject to change as implementation of the Plan progresses. During the second quarter of fiscal 2026, the Company recognized $9.3 million of third-party consulting fees and $1.0 million of severance and related employee costs. For the six months ended April 3, 2026, the Company recognized $17.1 million of third-party consulting fees and $6.5 million of severance and related employee costs.
The following table summarizes the unpaid obligations related to the Plan (excluding severance and related employee costs) as of April 3, 2026. Such unpaid obligations are included in "Accounts Payable" on the Condensed Consolidated Balance Sheets and the related expenses are recorded within "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Income (Loss). Payments during the period primarily relate to amounts accrued in prior periods as well as charges incurred during the quarter.

Balance at start of year	$1,321
Charges	17,083
Payments	(16,201)
Balance as of April 3, 2026	$2,203
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
During the three months ended April 3, 2026 and March 28, 2025, the Company recognized severance and related employee costs of $1.0 million and $7.6 million, respectively, which were recorded within "Selling, general and administrative expenses." During the six months ended April 3, 2026 and March 28, 2025, the Company recognized severance and related employee costs of $6.5 million and $12.0 million, respectively, which were recorded within "Selling, general and administrative expenses." As of April 3, 2026 and October 3, 2025, accrued severance and related employee obligations were $4.4 million and $7.4 million, respectively.
The following table summarizes the unpaid obligations for severance and related costs as of April 3, 2026, which are included in "Accrued payroll and related expenses" on the Condensed Consolidated Balance Sheets.

Balance at start of year	$7,392
Charges	6,452
Payments	(9,488)
Balance as of April 3, 2026	$4,356

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

Changes in total goodwill for our reporting units during the six months ended April 3, 2026 are as follows (in thousands):

	October 3, 2025	Translation	April 3, 2026
United States	$896,237	$—	$896,237
Canada	65,495	18	65,513
Total	$961,732	$18	$961,750

Other intangible assets consist of (in thousands):

	April 3, 2026			October 3, 2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$387,603	$(228,220)	$159,383	$387,602	$(214,835)	$172,767
Trade names	16,074	—	16,074	16,070	—	16,070
	$403,677	$(228,220)	$175,457	$403,672	$(214,835)	$188,837
Customer relationship assets as of October 3, 2025 (in the table above) include additions of $3.7 million related to an asset acquisition that closed during the first quarter of fiscal 2025. Amortization of intangible assets for the three months ended April 3, 2026 and March 28, 2025 was approximately $6.7 million and $6.6 million, respectively. Amortization of intangible assets for the six months ended April 3, 2026 and March 28, 2025 was approximately $13.4 million and $13.2 million, respectively.
NOTE 4.    BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	April 3, 2026	October 3, 2025
Senior secured term loan facility, due September 2028	$466,000	$477,500
Senior secured term loan facility, due February 2031	661,500	665,000
Senior secured revolving facility, due September 2028	—	26,000
Total principal debt issued	1,127,500	1,168,500
Unamortized debt issuance costs	(10,751)	(11,959)
Unamortized discounts	(1,292)	(1,398)
Less - current portion	—	—
Long-term borrowings, net of current portion	$1,115,457	$1,155,143

Credit Agreement

On September 29, 2023, the Company entered into a senior secured credit agreement (as amended by the First Amendment and the Second Amendment described below, the “Credit Agreement”). The Credit Agreement initially consisted of (i) an $800 million term loan A-1 due September 2025 (“Term Loan A-1”), (ii) a $700 million term loan A-2 due September 2028 (“Term Loan A-2”) and (iii) a $300 million revolving credit facility with a maturity date of September 29, 2028 (the “Revolving Credit Facility”). On February 22, 2024, the Company entered into an amendment to the credit agreement (the “First Amendment”) and refinanced the Term Loan A-1 with an $800 million Term Loan B-1 due February 2031 (“Term Loan B-1”). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due. On May 1, 2025, the Company entered into a second amendment to the credit agreement (the “Second Amendment”).

During fiscal 2025, the Company made principal repayments of $20.0 million on its Term loan A-2. During the second quarter of fiscal 2026, the Company paid principal amounts of $11.5 million and $3.5 million on its Term Loan A-2 and Term Loan B-1, respectively.

Under the Credit Agreement, the Company is required to maintain a maximum consolidated total net leverage ratio, as defined in the Credit Agreement. The Second Amendment increased the maximum consolidated total net leverage ratio from 4.50x to (i) 5.25x for any fiscal quarter ending prior to July 3, 2026, (ii) 5.00x for the fiscal quarter ending July 3, 2026 and (iii) 4.75x for the fiscal quarter ending October 2, 2026. The maximum consolidated total net leverage ratio will remain at 4.50x for the first quarter of fiscal 2027 through maturity.

The Second Amendment also provided a $15 million bad debt expense adjustment to EBITDA in the fiscal quarter ended March 28, 2025 solely for the purposes of determining compliance with the financial covenants. In addition, the Credit Agreement also established a minimum interest coverage ratio, as defined in the Credit Agreement, of at least 2.00x for the term of the Credit Agreement.

As part of the Second Amendment, the Company also agreed to limit the aggregate size of its A/R Facility (as defined in Note 13, Accounts Receivable Securitization Facility, below) and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a maximum consolidated total net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026. In connection with the Second Amendment, the Company paid fees of $1.6 million, which were deferred and are being amortized on the same basis as the previously unamortized debt issuance costs.

As of April 3, 2026, no borrowings were outstanding on the Company's Revolving Credit Facility, and $5.8 million of letters of credit were outstanding, leaving $294.2 million available for borrowing under the Revolving Credit Facility.

As of April 3, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Interest

The Term Loan B-1 interest rate is the Secured Overnight Financing Rate (“SOFR”) plus a margin that is between 2.0% and 2.25%, depending on the Company's consolidated total net leverage ratio, as defined in the Credit Agreement. The applicable margin on Term Loan B-1 was 2.25% during the three and six months ended April 3, 2026 and March 28, 2025, and will adjust to SOFR plus 200 basis points once the Company reaches a 3.30x consolidated total net leverage ratio as defined in the Credit Agreement.

The Term Loan A-2 interest rate is SOFR plus a Credit Spread Adjustment of 10 basis points and a margin that is between 1.5% and 2.50%, depending on the Company's consolidated total net leverage ratio, as defined in the Credit Agreement. The applicable margin on Term Loan A-2 was 2.50% during the three and six months ended April 3, 2026, and was 2.25% during the three and six months ended March 28, 2025.
The weighted-average interest rate for our senior secured term loan facilities was 6.27% and 6.87% for the six months ended April 3, 2026 and March 28, 2025, respectively. The carrying amounts of the Company’s senior secured term loan facilities approximate their fair value as the interest rates are variable and reflective of market rates.

NOTE 5.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Three months ended				Six months ended
	April 3, 2026		March 28, 2025		April 3, 2026		March 28, 2025
United States:
Uniforms	$222,721	37.2%	$233,145	38.5%	$450,382	37.5%	$478,923	39.0%
Workplace Supplies	376,187	62.8%	372,929	61.5%	751,427	62.5%	748,867	61.0%
Total United States	598,908	100.0%	606,074	100.0%	1,201,809	100.0%	1,227,790	100.0%

Canada:
Uniforms	$21,606	35.7%	$21,696	36.7%	$43,764	36.2%	$44,893	37.0%
Workplace Supplies	38,923	64.3%	37,479	63.3%	77,252	63.8%	76,346	63.0%
Total Canada	60,529	100.0%	59,175	100.0%	121,016	100.0%	121,239	100.0%

Total Revenue:
Uniforms	$244,327	37.1%	$254,841	38.3%	$494,146	37.4%	$523,816	38.8%
Workplace Supplies	$415,110	62.9%	$410,408	61.7%	$828,679	62.6%	$825,213	61.2%
Total	$659,437	100.0%	$665,249	100.0%	$1,322,825	100.0%	$1,349,029	100.0%
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

Certain customer route servicing contracts include terms and conditions that include components of variable consideration. Variable consideration may arise from multiple sources, including performance-based incentives (such as rebates or discounts tied to the achievement of certain volume levels) as well as pricing adjustments, including off-cycle price increases, surcharges, and other customer-specific pricing actions, where the ultimate amount of consideration is subject to customer acceptance or contractual terms. To determine the transaction price, the Company estimates variable consideration using the most likely amount method, based on the specific contract provisions, known performance results, and historical experience with similar arrangements. The Company evaluates whether estimates of variable consideration should be constrained by assessing whether it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. This assessment includes consideration of factors such as contractual terms, customer acceptance patterns, historical realization rates, and observed trends in customer activity and performance, as well as the magnitude of potential reversals.

The Company’s performance period generally corresponds with either a weekly or monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the three and six months ended April 3, 2026 nor the three and six months ended March 28, 2025. The Company reassesses these estimates during each reporting period. The Company records liabilities for certain forms of variable consideration, such as rebates and discounts, within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in "Other Assets" and "Other current assets" on the Condensed Consolidated Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.

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
During the three months ended April 3, 2026 and March 28, 2025, the Company recorded $5.8 million and $5.4 million, respectively, of expense related to deferred employee sales commissions within "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Income (Loss). During the six months ended April 3, 2026 and March 28, 2025, the Company recorded $11.4 million and $10.8 million, respectively, of expense related to deferred employee sales commissions within "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Income (Loss).
As of April 3, 2026 and October 3, 2025, deferred sales commissions of $21.9 million and $21.6 million were recorded within "Other current assets," respectively, and $82.0 million and $85.5 million were recorded within "Other Assets," respectively, on the Company’s Condensed Consolidated Balance Sheets.

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

The following table summarizes operating lease costs, consisting of fixed lease costs, variable lease costs and short-term lease costs. Additionally, the table summarizes finance lease costs, consisting of amortization of right-of-use asset and interest on lease liabilities (in thousands):

	Three months ended		Six months ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Lease costs:
Operating lease costs	$11,783	$11,138	$22,604	$22,127
Finance lease costs	$10,997	$10,245	$22,133	$20,470
Supplemental cash flow information related to leases for the periods reported was as follows (in thousands):

	Six months ended
	April 3, 2026	March 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,917	$12,323
Operating cash flows from finance leases	3,787	3,542
Financing cash flows from finance leases	18,701	16,822

	Three months ended		Six months ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Lease assets obtained in exchange for lease obligations:
Operating leases	$6,031	$13,885	$9,312	$16,279
Finance leases	$11,991	$9,808	$17,382	$22,740
Other information related to operating lease right-of-use assets, net and operating lease liabilities was as follows:

	April 3, 2026	October 3, 2025
Weighted average remaining lease term (in years)
Operating leases	5.6	5.8
Finance leases	5.5	5.8
Weighted average discount rate
Operating leases	7.1%	6.9%
Finance leases	4.7%	4.7%

Future minimum lease payments under non-cancelable leases as of April 3, 2026 are as follows (in thousands):

	Operating leases	Finance leases	Total
2026 (remaining six months)	$13,655	$22,137	$35,792
2027	25,622	39,277	64,899
2028	22,313	36,085	58,398
2029	17,573	30,983	48,556
2030	13,125	29,285	42,410
Thereafter	26,841	32,264	59,105
Total future minimum lease payments	$119,129	$190,031	$309,160
Less: Interest	(21,705)	(25,314)	(47,019)
Present value of lease liabilities	$97,424	$164,717	$262,141
NOTE 7.    SHARE-BASED COMPENSATION:
From time to time, the Company grants equity awards to its executives and certain other employees. The following table summarizes share-based compensation expense (in thousands) for time-based employee stock options (“TBOs”), time-based restricted stock units (“RSUs”) and performance stock units (“PSUs” classified within Selling, general and administrative expenses on the Condensed Consolidated Statements of Income (Loss):

	Three months ended		Six months ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
TBOs	$607	$2,129	$800	$3,849
RSUs	2,403	2,505	4,496	4,809
PSUs	364	3,343	421	4,499
	$3,374	$7,977	$5,717	$13,157
The below table summarizes the number of shares granted during the six months ended April 3, 2026 along with the associated weighted-average grant-date fair values per unit:

	Equity Awards Granted (in thousands)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	920	$2.81
RSUs	1,526	$7.04
PSUs	748	$8.38
Total	3,194
Time-Based Options
The TBOs granted during the six months ended April 3, 2026, vest solely based upon continued employment over a three-year time period. All TBOs remain exercisable for ten years from the date of grant. The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility was derived from a peer group’s historical volatility as Vestis does not have sufficient historical volatility based on the expected term of the underlying options. The dividend yield for the grants was based on the annualized value of the quarterly dividend on the grant date. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

The below table summarizes the TBO valuation assumptions used in the Black-Scholes model during the six months ended April 3, 2026:

Expected volatility	32.84%
Expected dividend yield	—%
Expected life (in years)	6.0
Risk-free interest rate	3.87%

Time-Based Restricted Stock Units
Except for a grant to the Company's Chief Executive Officer during fiscal 2025, certain retention awards granted in fiscal 2025 and awards granted to the Board of Directors, the agreements for RSU grants generally provide for vesting and settlement in shares of 33% of each grant on each of the first three anniversaries of the grant date, provided the participant remains employed with Vestis through each such anniversary. For the RSUs granted to the Company's Chief Executive Officer in fiscal 2025, vesting is scheduled to occur on the third anniversary of the grant date. For the RSUs granted as retention awards in fiscal 2025, vesting is scheduled to occur 66.7% on the second anniversary of the grant date, and the remaining portion of the award vests on the third anniversary of the grant date. Awards granted to the Board of Directors vest on or about the first anniversary of the grant date, or, if the grant is made as a deferral of fees under our Deferred Compensation Plan, the awards vest quarterly during the year of grant. The grant-date fair value of each RSU is based on the fair value of Vestis' common stock on the grant date. Participants holding RSUs receive additional RSU equivalents for dividends. Any such RSU equivalents are paid in shares. The unvested units are subject to forfeiture if employment is terminated for reasons other than death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Performance Stock Units
Under the Vestis Corporation 2023 Long-Term Incentive Plan, Vestis is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Vestis’ achievement of the performance condition. During the six months ended April 3, 2026, Vestis granted PSUs subject to the level of achievement of cumulative adjusted EBITDA results, cumulative adjusted free cash flow results and a total shareholder return modifier for the cumulative performance period of three years and the participant’s continued employment with Vestis. Vestis accounts for these grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
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
During the first quarter of fiscal 2026, the Company entered into a substitute insurance collateral facility with a third-party provider to support insurance collateral requirements totaling approximately $24.8 million. The facility replaces prior bank and surety-backed letters of credit and does not represent funded indebtedness. The Company’s obligation under the arrangement is contingent and limited to amounts, if any, drawn under the facility. Related fees associated with the arrangement are being amortized to interest expense over the term of the facility.
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of April 3, 2026 and October 3, 2025, the Company had $8.6 million and $9.8 million, respectively, recorded as liabilities within Accrued expenses and other current liabilities, and $23.3 million and $22.2 million, respectively, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of April 3, 2026 and October 3, 2025, the Company has $12.4 million and $12.0 million, respectively, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
With respect to the below matters, the Company cannot predict the outcome of these legal matters, nor can it predict whether any outcome may be materially adverse to its business, financial condition, results of operations or cash flows. The Company intends to vigorously defend these matters.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No.1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to the Company’s business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs and on November 22, 2024, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 25, 2025. A hearing on the motion to dismiss took place on August 29, 2025. On September 30, 2025, the Court entered an order denying defendants’ motion to dismiss. On October 30, 2025, Defendants filed answers to the amended complaint and fact discovery has commenced. Plaintiffs filed a motion for class certification on April 10, 2026. Defendants’ opposition to plaintiffs’ motion for class certification is due on June 11, 2026, and plaintiffs’ reply is due on August 10, 2026.

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
On June 9, 2025, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its former officers, in the United States District Court for the Southern District of New York, captioned Torres v. Vestis Corporation, et al., Case No. 1:25-cv-04844. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between May 2, 2024 and May 6, 2025, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to our business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. Motions for appointment as lead plaintiff and lead counsel were filed with the Court on August 8, 2025. On August 25, 2025, the Court appointed the Board of Trustees of the Police Officers’ Retirement Plan and Trust Fund for the City of Miramar (“City of Miramar”) to serve as lead plaintiff and also appointed lead counsel. The City of Miramar filed a first amended complaint on October 24, 2025. Defendants filed a motion to dismiss the amended complaint on February 12, 2026. On April 14, 2026, plaintiffs filed an opposition brief. Defendants’ reply brief is due on May 20, 2026.
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

	United States	Canada	Total
Three Months Ended April 3, 2026
Revenue	$598,908	$60,529	$659,437
Cost of services provided (exclusive of depreciation and amortization)	441,757	43,995	485,752
Depreciation and amortization	31,695	2,458	34,153
Selling, general and administrative expenses	75,675	12,129	87,804
Reportable segment operating income	49,781	1,947	51,728
Corporate and other			(24,949)
Interest Expense, Net			(21,065)
Other (Expense) Income, net			(3,203)
(Loss) Income Before Income Taxes			2,511
Capital expenditures	11,774	916	12,690

	United States	Canada	Total
Six Months Ended April 3, 2026
Revenue	$1,201,809	$121,016	$1,322,825
Cost of services provided (exclusive of depreciation and amortization)	889,501	88,468	977,969
Depreciation and amortization	63,263	4,834	68,097
Selling, general and administrative expenses	163,057	23,606	186,663
Reportable segment operating income	85,988	4,108	90,096
Corporate and other			(46,739)
Interest Expense, Net			(43,256)
Other (Expense) Income, net			(6,149)
(Loss) Income Before Income Taxes			(6,048)
Capital expenditures	20,664	1,412	22,076
Property and equipment as of April 3, 2026 - Reportable Segments	$560,645	$73,688	$634,333
- Corporate			15,173
- Total			$649,506

Total assets as of April 3, 2026 - Reportable Segments	$2,553,114	$275,432	$2,828,546
- Corporate			44,648
- Total			$2,873,194

	United States	Canada	Total
Three Months Ended March 28, 2025
Revenue	$606,074	$59,175	$665,249
Cost of services provided (exclusive of depreciation and amortization)	446,570	43,421	489,991
Depreciation and amortization	32,968	2,533	35,501
Selling, general and administrative expenses	107,984	11,142	119,126
Reportable segment operating income	18,552	2,079	20,631
Corporate and other			(29,201)
Gain (Loss) on Sale of Equity Investments, net			—
Interest Expense, Net			(22,329)
Other (Expense) Income, net			(3,293)
(Loss) Income Before Income Taxes			(34,192)
Capital expenditures	12,604	906	13,510

	United States	Canada	Total
Six Months Ended March 28, 2025
Revenue	$1,227,790	$121,239	$1,349,029
Cost of services provided (exclusive of depreciation and amortization)	897,785	87,466	985,251
Depreciation and amortization	66,818	5,240	72,058
Selling, general and administrative expenses	186,602	24,542	211,144
Reportable segment operating income	76,585	3,991	80,576
Corporate and other			(58,747)
Gain (Loss) on Sale of Equity Investments, net			(2,150)
Interest Expense, Net			(45,426)
Other (Expense) Income, net			(6,905)
(Loss) Income Before Income Taxes			(32,652)
Capital expenditures	26,896	1,346	28,242
Property and equipment as of October 3, 2025 - Reportable Segments	$573,709	$74,171	$647,880
- Corporate			15,582
- Total			$663,462

Total assets as of October 3, 2025 - Reportable Segments	$2,605,553	$263,805	$2,869,358
- Corporate			37,542
- Total			$2,906,900

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three months ended		Six months ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Earnings (Loss):
Net Income (Loss)	$2,596	$(27,830)	$(3,795)	$(26,998)
Shares:
Basic weighted-average shares outstanding	132,012	131,751	131,958	131,672
Effect of dilutive securities(1)	1,038	—	—	—
Diluted weighted-average shares outstanding	133,050	131,751	131,958	131,672

Basic Earnings (Loss) Per Share	$0.02	$(0.21)	$(0.03)	$(0.21)
Diluted Earnings (Loss) Per Share	$0.02	$(0.21)	$(0.03)	$(0.21)

Antidilutive securities(1)	2,953	3,411	3,125	2,977
__________________
(1)Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive. There was no dilutive effect of share-based awards for the three and six months ended April 3, 2026 and March 28, 2025 due to the net loss incurred in the respective periods.
NOTE 11.    INCOME TAXES:

The Company's effective tax rate was (3.4)% and 18.6% for the three months ended April 3, 2026 and March 28, 2025, respectively. For the six months ended April 3, 2026 and March 28, 2025, the Company's effective tax rate was 37.3% and 17.3%, respectively. The Company’s effective tax rate for the three and six months ended April 3, 2026 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible expenses and our international operations in jurisdictions with higher income tax rates. The Company’s effective tax rate for the three and six months ended March 28, 2025 differed from the U.S. statutory rate primarily due to the consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences and our international operations in jurisdictions with higher income tax rates.

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

No material amounts were paid to Aramark, under the various agreements described above, during the three and six months ended April 3, 2026 or March 28, 2025, and no material amounts were due from or to Aramark, associated with the above agreements, as of April 3, 2026.
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
As of April 3, 2026 and October 3, 2025, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Condensed Consolidated Balance Sheet was $211.3 million and $202.5 million, respectively. Additionally, during the six months ended April 3, 2026, the Company transferred accounts receivable of $1,292.8 million to the SPE, and the Company collected $1,293.7 million of accounts receivable transferred to the SPE under the A/R Facility. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions which are sold to the Purchasers in exchange for cash. Unsold accounts receivable of $141.9 million and $151.6 million were pledged by the SPE as collateral to the Purchasers as of April 3, 2026 and October 3, 2025, respectively.
Fees incurred for the A/R Facility are reflected within Other Expense (Income), net in the Condensed Consolidated Statements of Income (Loss). Such fees were $2.8 million and $3.2 million for the three months ended April 3, 2026 and March 28, 2025, respectively For the six months ended April 3, 2026 and March 28, 2025, such fees were $5.7 million and $6.6 million, respectively. The fees are considered to be a loss on the sale of accounts receivable.
Cash activity related to the A/R Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 14.    EQUITY:
Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended April 3, 2026 and March 28, 2025 were as follows (in thousands):

	Three Months Ended April 3, 2026
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2026	$(17,518)	$(5,637)	$(23,155)
Other comprehensive income (loss)	(3,249)	87	(3,162)
Balance as of April 3, 2026	$(20,767)	$(5,550)	$(26,317)

	Six Months Ended April 3, 2026
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Income (Loss)
Balance as of October 3, 2025	$(20,778)	$(5,549)	$(26,327)
Other comprehensive income (loss)	11	(1)	10
Balance as of April 3, 2026	$(20,767)	$(5,550)	$(26,317)

	Three Months Ended March 28, 2025
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 27, 2024	$(26,969)	$(5,099)	$(32,068)
Other comprehensive income (loss)	1,238	—	1,238
Balance as of March 28, 2025	$(25,731)	$(5,099)	$(30,830)

	Six Months Ended March 28, 2025
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Income (Loss)
Balance as of September 27, 2024	$(23,812)	$(5,099)	$(28,911)
Other comprehensive loss	(11,369)	—	(11,369)
Amounts reclassified from accumulated other comprehensive loss (1)	9,450	—	9,450
Net current period other comprehensive loss	(1,919)	—	(1,919)
Balance as of March 28, 2025	$(25,731)	$(5,099)	$(30,830)
(1) Represents cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the three months ended December 27, 2024.
Dividends

For the three and six months ended March 28, 2025, the Company paid dividends in the amount of $9.2 million and $13.8 million, respectively. No dividends were paid during the three and six months ended April 3, 2026.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the three and six months ended April 3, 2026 and March 28, 2025 should be read in conjunction with our audited Consolidated and Combined Financial Statements and the notes to those statements for the fiscal year ended October 3, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 2, 2025.
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
Global events, including ongoing geopolitical events, have adversely affected global economies, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. While we do not have direct operations in regions currently experiencing conflict, including the Middle East and Eastern Europe, instability in these regions has contributed to increased volatility in global energy markets and broader economic uncertainty. For example, the ongoing tensions between the United States, Israel and Iran have resulted in disruptions to international shipping through the Strait of Hormuz, a waterway where approximately 20% of the world’s oil supply transits daily. These conditions have resulted in inflationary pressures, particularly in labor and energy costs, as well as fluctuations in foreign currency exchange rates. Elevated energy prices, including fuel and utility costs, could have a material impact, and may continue in the future to adversely impact our cost of operations given our route-based service model and processing facilities. In addition, these global macroeconomic conditions may impact our customer spending decisions. In response to increased energy costs during the second fiscal quarter of 2026, we have implemented an energy surcharge to help mitigate the impact on our operating results.

The extent to which these macroeconomic conditions and geopolitical developments will impact our operational and financial performance will depend on future developments, including the duration and severity of geopolitical instability, such as any ongoing or future closures of the Strait of Hormuz or other reductions or disruptions in global energy supply; governmental responses to inflation and trade policies; and our ability to mitigate cost increases through pricing actions and operational efficiencies. Many of these factors are outside of our control and remain highly uncertain.

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
•Operational Excellence. Implementing a standardized operating framework across our facilities and business units and streamlining the Company’s organizational structure in order to improve operating leverage, simplify execution, modernize core processes and systems and create a more scalable and efficient cost structure.

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
Plan implementation began during the first quarter of fiscal 2026 and is expected to generate annual operating cost savings of at least $75 million by the end of fiscal 2026 and to also enhance revenue. Currently, we anticipate that the Plan will be substantially complete by the end of fiscal 2027 and we estimate costs of the Plan to be in the range of $30 million to $35 million, with approximately $25 million related to third-party consulting and support, and up to $10 million in severance and related costs. During the second quarter of fiscal 2026, the Company recognized $9.3 million of third-party consulting fees and $1.0 million of severance costs related to the Company's business transformation. For the six months ended April 3, 2026, the Company recognized $17.1 million of third-party consulting fees and $6.5 million of severance costs related to the business transformation.
The estimate of the charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.
Results of Operations Three Months Ended April 3, 2026 compared with March 28, 2025
The following table presents an overview of our results along with the amount of and percentage change between periods for the three months ended April 3, 2026 and March 28, 2025 (dollars in thousands).

	Three Months Ended		Change	Change
	April 3, 2026	March 28, 2025	$	%
Revenue	$659,437	$665,249	$(5,812)	(0.9%)
Operating Expenses:
Cost of services provided(1)	485,752	489,991	(4,239)	(0.9%)
Depreciation and amortization	34,568	35,882	(1,314)	(3.7%)
Selling, general and administrative expenses	112,338	147,946	(35,608)	(24.1%)
Total Operating Expenses	632,658	673,819	(41,161)	(6.1%)
Operating Income (Loss)	26,779	(8,570)	35,349	(412.5%)
Interest Expense, net	21,065	22,329	(1,264)	(5.7%)
Other Expense (Income), net	3,203	3,293	(90)	(2.7%)
Income (Loss) Before Income Taxes	2,511	(34,192)	36,703	(107.3%)
Provision (Benefit) for Income Taxes	(85)	(6,362)	6,277	(98.7%)
Net Income (Loss)	$2,596	$(27,830)	$30,426	(109.3%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $659.4 million decreased $5.8 million, or 0.9%, for the three months ended April 3, 2026 compared to the three months ended March 28, 2025. The decline in revenue compared to the prior year reflects a $10.5 million decline in uniforms offset by a $4.7 million increase in workplace supplies resulting from sales product mix shifting which occurred prior to the commencement of the Plan. Consolidated revenue was positively impacted by $2.7 million from the impact of foreign exchange on currency related to our Canadian business.

Cost of services provided decreased $4.2 million, or 0.9%, for the three months ended April 3, 2026 compared to the three months ended March 28, 2025. The decrease was primarily driven by a $5.1 million decline in merchandise costs and a $4.3 million reduction in delivery costs. These decreases were offset by a $5.2 million increase in plant operating costs.
Depreciation and amortization expense of $34.6 million for the three months ended April 3, 2026 decreased $1.3 million, or 3.7%, compared to the three months ended March 28, 2025.
Selling, general and administrative expenses ("SG&A") decreased $35.6 million, or 24.1%, for the three months ended April 3, 2026 compared to the three months ended March 28, 2025. The decrease in SG&A was primarily driven by headcount reductions and other cost savings measures resulting from the Plan, a $16.2 million decrease in the Company's bad debt expense, a $3.3 million decrease in separation-related charges, a $4.6 million decrease in share-based compensation, and a $7 million decrease in severance related costs, which were partially offset by $9.3 million of third-party consulting costs related to the Company's business transformation. The decrease in the bad debt allowance was primarily due to a $15 million charge to the Company's allowance for credit losses in the three months ended March 28, 2025 based on updated estimates of collectability. The remaining improvement in bad debt expense of $1.2 million was attributable to improvements in accounts receivable related to certain working capital initiatives.
Operating income of $26.8 million increased by $35.3 million, or 412.5%, for the three months ended April 3, 2026 compared to the three months ended March 28, 2025 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $1.3 million for the three months ended April 3, 2026 compared to the three months ended March 28, 2025 primarily due to lower borrowings and lower interest rates.
Other expense, net of other income (which consists primarily of A/R Facility fees), decreased $0.1 million for the three months ended April 3, 2026 compared to the three months ended March 28, 2025.
The provision for income taxes for the three months ended April 3, 2026 was recorded at an effective rate of (3.4)% compared to an effective rate of 18.6% for the three months ended March 28, 2025. The lower effective tax rate was due to the impact of changes in year over year earnings.
Net income of $2.6 million for the three months ended April 3, 2026 represented an improvement of $30.4 million, or 109.3%, compared to a net loss of $27.8 million for the three months ended March 28, 2025, primarily due to the reduced operating expenses as noted above.

Results of Operations Six Months Ended April 3, 2026 compared with March 28, 2025
The following table presents an overview of our results along with the amount of and percentage change between periods for the six months ended April 3, 2026 and March 28, 2025 (dollars in thousands).

	Six months ended		Change	Change
	April 3, 2026	March 28, 2025	$	%
Revenue	$1,322,825	$1,349,029	$(26,204)	(1.9%)
Operating Expenses:
Cost of services provided(1)	977,969	985,251	(7,282)	(0.7%)
Depreciation and amortization	68,909	72,818	(3,909)	(5.4%)
Selling, general and administrative expenses	232,590	269,131	(36,541)	(13.6%)
Total Operating Expenses	1,279,468	1,327,200	(47,732)	(3.6%)
Operating Income (Loss)	43,357	21,829	21,528	98.6%
Loss (Gain) on Sale of Equity Investments	—	2,150	(2,150)	(100.0%)
Interest Expense, net	43,256	45,426	(2,170)	(4.8%)
Other Expense (Income), net	6,149	6,905	(756)	(10.9%)
Income (Loss) Before Income Taxes	(6,048)	(32,652)	26,604	(81.5%)
Provision (Benefit) for Income Taxes	(2,253)	(5,654)	3,401	(60.2%)
Net Income (Loss)	$(3,795)	$(26,998)	$23,203	(85.9%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $1,322.8 million decreased $26.2 million, or 1.9%, for the six months ended April 3, 2026 compared to the six months ended March 28, 2025. The decline in revenue compared to the prior year reflects a $29.7 million decline in uniforms offset by a $3.5 million increase in workplace supplies, resulting from sales product mix shifting which occurred prior to the commencement of the Plan on 0.8% lower overall volume levels measured as pounds processed in our plants. Consolidated revenue was positively impacted by $2.9 million from the impact of foreign exchange on currency related to our Canadian operations.
Cost of services provided decreased $7.3 million, or 0.7%, for the six months ended April 3, 2026 compared to the six months ended March 28, 2025. The decrease was primarily driven by a $10.2 million decline in merchandise costs and a $5.6 million reduction in delivery costs. These decreases were partially offset by an $8.9 million increase in plant operating costs.
Depreciation and amortization expense of $68.9 million for the six months ended April 3, 2026 decreased $3.9 million, or 5.4%, compared to the six months ended March 28, 2025.
Selling, general and administrative expenses ("SG&A") decreased $36.5 million, or 13.6%, for the six months ended April 3, 2026 compared to the six months ended March 28, 2025. The decrease in SG&A was primarily driven by headcount reductions and other cost savings measures, a $17.7 million decrease in the Company's bad debt expense, a $6.5 million decrease in separation-related charges, a $7.4 million decrease in share-based compensation, and a $5.8 million decrease in severance related costs. These decreases were partially offset by $17.1 million of third-party consulting costs related to the Company's business transformation. The decrease in the bad debt allowance was primarily due to a $15 million charge to the Company's allowance for credit losses in the three months ended March 28, 2025 based on updated estimates of collectability. The remaining improvement in bad debt expense of $2.7 million was attributable to improvements in accounts receivable related to certain working capital initiatives. Share-based compensation for the six months ended March 28, 2025 was impacted by the acceleration of awards associated with the departure of certain executives during the period.

Operating income of $43.4 million increased by $21.5 million, or 98.6%, for the six months ended April 3, 2026 compared to the six months ended March 28, 2025 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $2.2 million for the six months ended April 3, 2026 compared to the six months ended March 28, 2025 primarily due to lower borrowings and lower interest rates.
Other expense, net of other income, decreased $0.8 million for the six months ended April 3, 2026 compared to the six months ended March 28, 2025, due, in part, to a decrease in A/R Facility fees of $0.4 million.
The provision for income taxes for the six months ended April 3, 2026 was recorded at an effective rate of 37.3% compared to an effective rate of 17.3% for the six months ended March 28, 2025. The higher effective tax rate was primarily driven by changes in year-over-year earnings, as well as the impact of permanent tax items, federal tax credits, and discrete tax items recognized in each period.
Net loss of $3.8 million for the six months ended April 3, 2026 represented an improvement of $23.2 million, or 85.9%, compared to a net loss of $27.0 million for the six months ended March 28, 2025, due to the impact of changes to revenue and expenses noted above.

Results of Operations—United States Results Three Months Ended April 3, 2026 compared with March 28, 2025
The following table presents an overview of our United States reportable segment results along with the amount of and percentage change between periods for the three months ended April 3, 2026 and March 28, 2025 (dollars in thousands).

	Three Months Ended		Change	Change
	April 3, 2026	March 28, 2025	$	%
Segment Revenue	$598,908	$606,074	$(7,166)	(1.2%)
Segment Operating Income	49,781	18,552	31,229	168.3%
Segment Operating Income %	8.3%	3.1%
United States revenue of $598.9 million decreased $7.2 million, or 1.2%, for the three months ended April 3, 2026 compared to the three months ended March 28, 2025 on lower overall volumes. The decline in revenue was driven by a $10.4 million decline in uniform revenue, offset by a $3.2 million increase in workplace supplies, resulting from sales product mix shifting which occurred prior to the commencement of the Plan.
Segment operating income of $49.8 million for the three months ended April 3, 2026 increased $31.2 million, or 168.3%, compared to the three months ended March 28, 2025, primarily driven by reduced operating expenses, partially offset by a decrease in revenue during the three months ended April 3, 2026, as described above.
Segment operating income margin increased approximately 530 basis points from 3.1% for the three months ended March 28, 2025 to approximately 8.3% for the three months ended April 3, 2026.

Results of Operations—United States Results Six Months Ended April 3, 2026 compared with March 28, 2025
The following table presents an overview of our United States reportable segment results along with the amount of and percentage change between periods for the six months ended April 3, 2026 and March 28, 2025 (dollars in thousands).

	Six months ended		Change	Change
	April 3, 2026	March 28, 2025	$	%
Segment Revenue	$1,201,809	$1,227,790	$(25,981)	(2.1%)
Segment Operating Income	85,988	76,585	9,403	12.3%
Segment Operating Income %	7.2%	6.2%
United States revenue of $1,201.8 million decreased $26.0 million, or 2.1%, for the six months ended April 3, 2026 compared to the six months ended March 28, 2025. The decline in revenue compared to the prior year reflects a $28.5 million decline in uniforms and a $2.6 million increase in workplace supplies, resulting from sales product mix shifting which occurred prior to the commencement of the Plan.
Segment operating income of $86.0 million for the six months ended April 3, 2026 increased $9.4 million, or 12.3%, compared to the six months ended March 28, 2025, primarily driven by reduced operating expenses, partially offset by a decrease in revenue during the six months ended April 3, 2026, as described above.
Segment operating income margin increased approximately 90 basis points from 6.2% for the six months ended March 28, 2025 to approximately 7.2% for the six months ended April 3, 2026.

Results of Operations—Canada Results Three Months Ended April 3, 2026 compared with March 28, 2025
The following table presents an overview of our Canada reportable segment results along with the amount of and percentage change between periods for the three months ended April 3, 2026 and March 28, 2025 (dollars in thousands).

	Three Months Ended		Change	Change
	April 3, 2026	March 28, 2025	$	%
Segment Revenue	$60,529	$59,175	$1,354	2.3%
Segment Operating Income	1,947	2,079	(132)	(6.3)%
Segment Operating Income %	3.2%	3.5%
Canada revenue of $60.5 million increased $1.4 million, or 2.3%, for the three months ended April 3, 2026 compared to the three months ended March 28, 2025, which includes a positive impact from the impact of foreign exchange on currency of $2.7 million. The increase in revenue compared to the prior year primarily reflects a $1.4 million increase in workplace supplies.
Segment operating income of $1.9 million for the three months ended April 3, 2026 decreased $0.1 million, or 6.3%, compared to the three months ended March 28, 2025.
Segment operating income margin decreased approximately 30 basis points from 3.5% for the three months ended March 28, 2025, to approximately 3.2% for the three months ended April 3, 2026.

Results of Operations—Canada Results Six Months Ended April 3, 2026 compared with March 28, 2025
The following table presents an overview of our Canada reportable segment results along with the amount of and percentage change between periods for the six months ended April 3, 2026 and March 28, 2025 (dollars in thousands).

	Six months ended		Change	Change
	April 3, 2026	March 28, 2025	$	%
Segment Revenue	$121,016	$121,239	$(223)	(0.2%)
Segment Operating Income	4,108	3,991	117	2.9%
Segment Operating Income %	3.4%	3.3%
Canada revenue of $121.0 million decreased $0.2 million, or 0.2%, for the six months ended April 3, 2026 compared to the six months ended March 28, 2025, net of a positive impact from the impact of foreign exchange on currency of $2.9 million. The decline in revenue compared to the prior year reflects a $1.1 million decline in uniforms and a $0.9 million increase in workplace supplies.
Segment operating income of $4.1 million for the six months ended April 3, 2026 increased $0.1 million, or 2.9%, compared to the six months ended March 28, 2025.
Segment operating income margin increased approximately 10 basis points from 3.3% for the six months ended March 28, 2025, to approximately 3.4% for the six months ended April 3, 2026.
Liquidity and Capital Resources
Overview
As part of our capital structure, we entered into a senior secured credit agreement (as amended by the First Amendment and the Second Amendment described below, the “Credit Agreement”) on September 29, 2023, which initially consisted of (i) a term loan A-1 tranche due September 2025 in the amount of $800 million (“Term Loan A-1”), (ii) a term loan A-2 tranche due September 2028 in the amount of $700 million ("Term Loan A-2") and (iii) a $300 million revolving credit facility. On February 22, 2024, we entered into an amendment to our credit agreement (the “First Amendment”) and refinanced our Term Loan A-1 with an $800 million Term Loan B-1 due February 2031 ("Term Loan B-1"). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due. On May 1, 2025, we entered into an amendment to our credit agreement (the “Second Amendment”). As part of the Second Amendment, we agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as we are then in compliance with the financial covenants and (ii) when we achieve a consolidated total net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.

The Term Loan B-1 interest rate is at the Secured Overnight Financing Rate (“SOFR”) plus a margin that is between 2.0% and 2.25%, depending on our consolidated total net leverage ratio, as defined in the Credit Agreement. The applicable margin on Term Loan B-1 was 2.25% during the three and six months ended April 3, 2026 and March 28, 2025, and will adjust to SOFR plus 200 basis points once we achieve a 3.30x consolidated total net leverage ratio, as defined in the Credit Agreement.

The Term Loan A-2 interest rate is SOFR plus a Credit Spread Adjustment of 10 basis points and a margin that is between 1.5% and 2.50%, depending on our consolidated total net leverage ratio, as defined in the Credit Agreement. The applicable margin on Term Loan A-2 was 2.50% during the three and six months ended April 3, 2026, and was 2.25% during the three and six months ended March 28, 2025.

On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries of the Company entered into a three-year $250.0 million accounts receivable securitization facility (the “A/R Facility”). Under the

A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services ("SPE"), who in turn, may sell the receivables to one or more financial institutions ("Purchasers"). The net proceeds of the A/R Facility were used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. As of April 3, 2026 and October 3, 2025, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Condensed Consolidated Balance Sheet was $211.3 million and $202.5 million, respectively.
As of April 3, 2026, we had approximately $50.3 million of cash and cash equivalents and no borrowings outstanding on the revolving credit facility. Maximum availability under our revolving credit facility is $300 million, of which $294.2 million was available for borrowing as of April 3, 2026. The availability under the revolver is net of letters of credit of $5.8 million. As of April 3, 2026, we had $1,127.5 million of total principal debt compared to $1,168.5 million as of October 3, 2025. The servicing of this debt will be supported by cash flows from our operations.
The table below summarizes our cash activity (in thousands):

	Six months ended
	April 3, 2026	March 28, 2025
Net cash provided by operating activities	$95,938	$10,438
Net cash (used in) provided by investing activities	(15,263)	9,201
Net cash used in financing activities	(60,077)	(22,439)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate an understanding of the discussion that follows.
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $95.9 million for the six months ended April 3, 2026 and $10.4 million for the six months ended March 28, 2025. The increase in net cash provided by operating activities of $85.5 million was due, in part, to the change in operating assets and liabilities of $65.2 million, when comparing the six months ended April 3, 2026 to the six months ended March 28, 2025, as well as to the lower net loss for the six months ended April 3, 2026 compared with the six months ended March 28, 2025. The net loss for the six months ended April 3, 2026 was $3.8 million compared to a net loss of $27.0 million for the six months ended March 28, 2025 (see "Results of Operations" above).

The change in operating assets and liabilities was, in part, due to improved management and collections of accounts receivable, increased utilization of the A/R Facility, strategic shifts in inventory management and changes in accounts payable and accrued expenses (that reflect, among other things, reduced operational spending, partly related to decreased revenue and partly related to certain cost reduction initiatives).
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $15.3 million for the six months ended April 3, 2026 compared to net cash provided by investing activities of $9.2 million for the six months ended March 28, 2025. The decrease of $24.5 million was primarily due to net proceeds from the sale of an equity investment during the first quarter of fiscal 2025 of $36.8 million, partially offset by $6.2 million lower year-over-year purchases of property and equipment and lower acquisition-related investments of $4.6 million. During the three months ended April 3, 2026, the Company sold two properties for $6.5 million, one of which was previously identified as held-for-sale. The acquisition-related investment in the first quarter of fiscal 2025 was related to a tuck-in acquisition.

Cash Flows Provided by (Used in) Financing Activities
During the six months ended April 3, 2026, cash used in financing activities was primarily impacted by the following:
•proceeds from long-term borrowings of $75.0 million;
•payments of long-term borrowings of $116.0 million; and
•payments related to finance leases of $18.7 million.
During the six months ended March 28, 2025, cash used in financing activities was primarily impacted by the following:
•proceeds from long-term borrowings of $40.0 million;
•payments for long-term borrowings of $30.0 million;
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
For example, the Credit Agreement requires that we maintain a maximum consolidated total net leverage ratio. The Second Amendment increased the maximum consolidated total net leverage ratio under the Credit Agreement from 4.50x to (i) 5.25x for any fiscal quarter ending prior to July 3, 2026, (ii) 5.00x for the fiscal quarter ending July 3, 2026, and (iii) 4.75x for the fiscal quarter ending October 2, 2026. Pursuant to the Credit Agreement, the maximum consolidated total net leverage ratio will remain at 4.50x for the first quarter of fiscal 2027 through maturity. Consolidated total net leverage ratio is defined under the Credit Agreement as consolidated total indebtedness over unrestricted cash divided by Adjusted EBITDA (as defined in the Credit Agreement). Consolidated total indebtedness is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any receivables facility. Covenant Adjusted EBITDA is defined in the Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.
As part of the Second Amendment, we also agreed to limit the aggregate size of our A/R Facility and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when we achieve a maximum consolidated total net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.
In addition, the Credit Agreement also established a minimum interest coverage ratio, defined as Adjusted EBITDA (as defined in the Credit Agreement) divided by consolidated interest expense. The minimum interest coverage ratio is required to be at least 2.00x for the term of the Credit Agreement.
As of April 3, 2026, the Company was in compliance with all covenants under the Credit Agreement.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Consolidated and Combined Financial Statements included in our Annual Report on form 10-K, filed with the SEC on December 2, 2025. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of the Financial Statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on December 2, 2025. Management believes that there have been no significant changes during the six months ended April 3, 2026 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025.
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
Elevated energy prices, including fuel and utility costs could have an adverse impact, and may continue in the future to adversely impact our cost of operations given our route-based service model and processing facilities. In addition, these global macroeconomic conditions may impact our customer spending decisions. In response to increased energy costs during the second fiscal quarter of 2026, we have implemented an energy surcharge to help mitigate the impact on our operating results.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2026 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of April 3, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on December 2, 2025, except as follows:
The conflict between the United States, Israel, and Iran and related geopolitical instability has affected, and may continue to adversely affect our business.
In February 2026, the United States and Israel launched a military offensive against Iran, which retaliated with missile attacks across the region. The conflict has caused disruptions in international shipping through the Strait of Hormuz, a waterway where approximately 20% of the world’s oil supply transits daily. Although we do not have direct operations in regions currently experiencing conflict, including the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions, and adversely impact customer spending patterns in markets in which we operate. While we believe the impacts of the conflict between the United States, Israel, and Iran may continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended April 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits

Exhibit No.	Description
31.1*	Certification of Jim Barber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Adam K. Bowen, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Jim Barber, Chief Executive Officer and Adam K. Bowen, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Vestis' Quarterly Report on Form 10-Q for the period ended April 3, 2026 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of April 3, 2026 and October 3, 2025; (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended April 3, 2026 and March 28, 2025; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 3, 2026 and March 28, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 3, 2026 and March 28, 2025; (v) Condensed Consolidated Statements of Changes in Equity for the three and six months ended April 3, 2026 and March 28, 2025; and (vi) Notes to Condensed Consolidated Financial Statements
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2026.

Vestis Corporation

By:	/s/ Adam K Bowen
Name:	Adam K. Bowen
Title:	Interim Chief Financial Officer (Principal Financial Officer)

By:	/s/ John Laveck
Name:	John Laveck
Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)