Form 10-Q
period 2026-07-03
Vestis Corp
filed 2026-08-11
CIK 1967649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, the registrant had 132,160,105 shares of common stock outstanding.

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

• liability associated with noncompliance with applicable laws or other governmental regulations;
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
The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 2, 2025, as supplemented by the risk factors disclosed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2026 filed with the SEC on May 12, 2026, and any updates or amendments we make in future filings. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Revenue	$661,663	$673,799	$1,984,488	$2,022,828
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization)	476,269	491,681	1,454,238	1,476,932
Depreciation and amortization	33,272	34,856	102,181	107,674
Selling, general and administrative expenses	114,874	122,301	347,464	391,432
Total Operating Expenses	624,415	648,838	1,903,883	1,976,038
Operating Income (Loss)	37,248	24,961	80,605	46,790
Loss (Gain) on Sale of Equity Investment	—	—	—	2,150
Interest Expense, net	20,118	22,495	63,374	67,921
Other Expense (Income), net	2,786	3,215	8,935	10,120
Income (Loss) Before Income Taxes	14,344	(749)	8,296	(33,401)
Provision (Benefit) for Income Taxes	3,298	(73)	1,045	(5,727)
Net Income (Loss)	$11,046	$(676)	$7,251	$(27,674)

Weighted Average Shares Outstanding:
Basic	132,106	131,812	132,007	131,719
Diluted	134,335	131,812	133,318	131,719
Earnings (Loss) per share:
Basic	$0.08	$(0.01)	$0.05	$(0.21)
Diluted	$0.08	$(0.01)	$0.05	$(0.21)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended
	July 3, 2026	June 27, 2025
Net Income (Loss)	$11,046	$(676)
Other Comprehensive Income (Loss), net of tax:
Pension plan adjustments	98	—
Foreign currency translation adjustments	(3,731)	9,019
Other Comprehensive Income (Loss), net of tax	(3,633)	9,019
Comprehensive Income (Loss)	$7,413	$8,343

	Nine months ended
	July 3, 2026	June 27, 2025
Net Income (Loss)	$7,251	$(27,674)
Other Comprehensive Income (Loss), net of tax:
Pension plan adjustments	97	—
Foreign currency translation adjustments	(3,720)	7,100
Other Comprehensive Income (Loss), net of tax	(3,623)	7,100
Comprehensive Income (Loss)	$3,628	$(20,574)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	July 3, 2026	October 3, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$57,659	$29,748
Receivables (net of allowances: $35,519 and $32,677, respectively)	142,952	162,295
Inventories, net	158,900	179,020
Rental merchandise in service, net	391,337	405,625
Other current assets	80,797	73,343
Total current assets	831,645	850,031
Property and Equipment, at cost:
Land, buildings and improvements	566,195	565,677
Equipment	1,150,362	1,172,877
	1,716,557	1,738,554
Less - Accumulated depreciation	(1,073,048)	(1,075,092)
Total property and equipment, net	643,509	663,462
Goodwill	960,584	961,732
Other Intangible Assets, net	168,456	188,837
Operating Lease Right-of-use Assets	81,467	85,108
Other Assets	144,837	157,730
Total Assets	$2,830,498	$2,906,900
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of financing lease obligations	$35,498	$35,234
Current operating lease liabilities	20,790	20,189
Accounts payable	128,771	158,362
Accrued payroll and related expenses	96,501	93,897
Accrued expenses and other current liabilities	102,409	101,282
Total current liabilities	383,969	408,964
Long-Term Borrowings	1,086,134	1,155,143
Noncurrent Financing Lease Obligations	124,225	131,071
Noncurrent Operating Lease Liabilities	72,194	77,032
Deferred Income Taxes	184,757	177,337
Other Noncurrent Liabilities	101,548	91,709
Total Liabilities	1,952,827	2,041,256
Commitments and Contingencies (see Note 8)
Equity:
Common stock, par value $0.01 per share, 350,000,000 shares authorized, 132,156,745 and 131,859,470 issued and outstanding as of July 3, 2026 and October 3, 2025, respectively	1,322	1,319
Additional paid-in capital	945,927	937,531
(Accumulated deficit) retained earnings	(39,628)	(46,879)
Accumulated other comprehensive loss	(29,950)	(26,327)
Total Equity	877,671	865,644
Total Liabilities and Equity	$2,830,498	$2,906,900
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, October 3, 2025	131,859	$1,319	$937,531	$(46,879)	$(26,327)	$865,644
Net Income (Loss)	—	—	—	(6,391)	—	(6,391)
Other Comprehensive Income (Loss)	—	—	—	—	3,172	3,172
Share-based compensation expense	—	—	2,343	—	—	2,343
Issuance of common stock upon exercise of stock options or awards of restricted stock units	115	1	(1)	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(340)	—	—	(340)
Balance, January 2, 2026	131,974	$1,320	$939,533	$(53,270)	$(23,155)	$864,428
Net Income (Loss)	—	—	—	2,596	—	2,596
Other Comprehensive Income (Loss)	—	—	—	—	(3,162)	(3,162)
Share-based compensation expense	—	—	3,374	—	—	3,374
Issuance of common stock upon exercise of stock options or awards of restricted stock units	128	1	(1)	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(34)	—	—	(34)
Balance, April 3, 2026	132,102	$1,321	$942,872	$(50,674)	$(26,317)	$867,202
Net Income (Loss)	—	—	—	11,046	—	11,046
Other Comprehensive Income (Loss)	—	—	—	—	(3,633)	(3,633)
Share-based compensation expense	—	—	3,287	—	—	3,287
Issuance of common stock upon exercise of stock options or awards of restricted stock units	55	1	(1)	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(231)	—	—	(231)
Balance, July 3, 2026	132,157	$1,322	$945,927	$(39,628)	$(29,950)	$877,671

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, September 27, 2024	131,482	$1,315	$928,082	$2,565	$(28,911)	$903,051
Net Income	—	—	—	832	—	832
Dividends Declared ($0.035 per common share)	—	—	—	(4,610)	—	(4,610)
Other Comprehensive Income (Loss) (1)	—	—	—	—	(3,157)	(3,157)
Share-based compensation expense	—	—	5,180	—	—	5,180
Issuance of common stock upon exercise of stock options or awards of restricted stock units	219	2	—	—	—	2
Tax payments related to shares withheld for share based compensation plans	—	—	(1,708)	—	—	(1,708)
Balance, December 27, 2024	131,701	$1,317	$931,554	$(1,213)	$(32,068)	$899,590
Net Income (Loss)	—	—	—	(27,830)	—	(27,830)
Dividends Declared ($0.035 per common share)	—	—	—	(4,611)	—	(4,611)
Other Comprehensive Income (Loss)	—	—	—	—	1,238	1,238
Share-based compensation expense	—	—	7,977	—	—	7,977
Issuance of common stock upon exercise of stock options or awards of restricted stock units	80	1	(1)	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(90)	—	—	(90)
Balance, March 28, 2025	131,781	$1,318	$939,440	$(33,654)	$(30,830)	$876,274
Net Income (Loss)	—	—	—	(676)	—	(676)
Other Comprehensive Income (Loss)	—	—	—	—	9,019	9,019
Share-based compensation expense	—	—	(2,148)	—	—	(2,148)
Issuance of common stock upon exercise of stock options or awards of restricted stock units	56	—	—	—	—	—
Tax payments related to shares withheld for share based compensation plans	—	—	(241)	—	—	(241)
Balance, June 27, 2025	131,837	1,318	937,051	(34,330)	(21,811)	882,228

(1) Includes $9.5 million of cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the three months ended December 27, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VESTIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	July 3, 2026	June 27, 2025
Cash flows from operating activities:
Net Income (Loss)	$7,251	$(27,674)
Adjustments to reconcile Net Income (Loss) to Net cash provided by operating activities:
Depreciation and amortization	102,181	107,674
Deferred income taxes	7,828	(16,002)
Share-based compensation expense	9,004	11,009
Non-cash lease expense	15,529	14,077
Asset write-down	1,195	189
Loss on sale of equity investment, net	—	2,150
(Gain) Loss on disposals of property and equipment	(3,955)	(726)
Amortization of debt issuance costs	2,859	2,662
Changes in operating assets and liabilities:
Receivables, net	18,824	1,063
Inventories, net	19,953	(21,487)
Rental merchandise in service, net	13,692	(4,708)
Other current assets	(7,118)	(13,940)
Accounts payable	(26,974)	(1,494)
Accrued expenses and other current liabilities	3,994	(1,261)
Changes in lease liabilities	(15,280)	(14,479)
Changes in other noncurrent liabilities	9,725	(1,521)
Changes in other assets	4,853	(1,758)
Other operating activities	(2,688)	(472)
Net cash provided by operating activities	160,873	33,302
Cash flows from investing activities:
Purchases of property and equipment and other	(40,031)	(43,102)
Proceeds from disposals of property and equipment	7,085	5,365
Proceeds from sale of equity investment	—	36,792
Other investing activities	(510)	(4,576)
Net cash used in investing activities	(33,456)	(5,521)
Cash flows from financing activities:
Proceeds from long-term borrowings	97,000	93,000
Payments of long-term borrowings	(168,000)	(85,000)
Payments of financing lease obligations	(28,220)	(25,630)
Dividend payments	—	(13,822)
Debt issuance costs	—	(1,628)
Other financing activities	(605)	(2,037)
Net cash used in financing activities	(99,825)	(35,117)
Effect of foreign exchange rates on cash and cash equivalents	319	69
Increase (decrease) in cash and cash equivalents	27,911	(7,267)
Cash and cash equivalents, beginning of period	29,748	31,010
Cash and cash equivalents, end of period	$57,659	$23,743
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

Basis of Presentation
The Condensed Consolidated Financial Statements (the “Financial Statements”) were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. The Financial Statements reflect the historical results of operations and comprehensive income for the three and nine months ended July 3, 2026 and June 27, 2025, the financial position as of July 3, 2026 and October 3, 2025, and the cash flows for the nine months ended July 3, 2026 and June 27, 2025 for the Company and are denominated in United States (“U.S.”) dollars. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Receivables
Receivables represent amounts due from customers and are presented net of allowance for credit losses. Judgment and estimates are used in determining the collectability of receivables and evaluating the adequacy of the allowance for credit losses. The Company estimates and reserves for its credit loss exposure based on historical experience, current general and specific industry economic conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. Credit loss expense is classified within Selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss). The allowance for credit losses was $35.5 million and $32.7 million, as of July 3, 2026 and October 3, 2025, respectively.
Inventories
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. As of July 3, 2026 and October 3, 2025, the Company’s reserve for inventory was approximately $19.9 million and $18.6 million, respectively. The inventory reserve is determined based on history, projected customer consumption and specific identification.
The components of inventories, net of allowances, are as follows (in thousands):

	July 3, 2026	October 3, 2025
Raw Materials	$31,442	$41,167
Work in Process	1,144	1,128
Finished Goods	126,314	136,725
Inventories, net	$158,900	$179,020
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

During the three months ended July 3, 2026 and June 27, 2025, the Company recorded $86.7 million and $91.3 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within Cost of services provided (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income (Loss). During the nine months ended July 3, 2026 and June 27, 2025, the Company recorded $263.7 million and $266.2 million, respectively, of amortization related to rental merchandise in service and other inventoriable costs within Cost of services provided (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income (Loss).
Other Assets
“Other assets,” as presented in the Condensed Consolidated Balance Sheets, is primarily comprised of the noncurrent portion of employee sales commissions, internal use software, consideration payable to a customer at the beginning of the contract, noncurrent pension assets, certain preparation costs and long-term receivables.
The internal use software costs, that are included in “Other Assets,” represent capitalized costs incurred to purchase or develop software for internal use and are amortized over the estimated useful life of the software, generally a period of three to 10 years. Such internal use software as of July 3, 2026 and October 3, 2025 was $29.2 million (cost of $162.5 million less accumulated amortization of $133.3 million and $32.1 million (cost of $158.4 million less accumulated amortization of $126.3 million), respectively. Amortization expense related to internal use software, which is included within Selling, general and administrative expenses on the Condensed Consolidated Statements of Income (Loss), was $2.3 million for the three months ended July 3, 2026 as well as for the three months ended June 27, 2025. For the nine months ended July 3, 2026 and June 27, 2025, amortization expense related to internal use software was $7.0 million and $8.8 million, respectively.
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
Assets Held for Sale
Assets held for sale are recorded at the lower of their carrying value or estimated selling price less estimated costs to sell and are classified within Other Current Assets on the Condensed Consolidated Balance Sheets. Depreciation is suspended upon classification as held for sale. The highest and best use of these assets is as real estate properties for use or lease and the Company intends to sell them to third parties as quickly as practicable. As of July 3, 2026, nine properties with an aggregate carrying value of $4.6 million were classified as held for sale. As of October 3, 2025, four properties with an aggregate carrying value of $4.2 million were classified as held for sale. During the second quarter of fiscal 2026, we sold two properties for $6.5 million, one of which was previously classified as held for sale. Properties held for sale as of July 3, 2026 and October 3, 2025 are all included within the Company's United States segment.
Accrued Expenses and Other Current Liabilities
As of July 3, 2026 and October 3, 2025, Accrued Expenses and Other Current Liabilities on the Condensed Consolidated Balance Sheets include insurance accruals related to automotive, general liability and workers' compensation reserves of $21.8 million and $16.1 million, respectively. The remaining components consist primarily of unearned income, rebates, group health insurance, taxes and environmental reserves (see Note 8. Commitments and Contingencies).
Other Noncurrent Liabilities
Other Noncurrent Liabilities as presented in the Condensed Consolidated Balance Sheets include the long-term portion of insurance reserves related to automotive, general liability and workers’ compensation of $43.7 million and $36.9 million, as of July 3, 2026 and October 3, 2025, respectively. The remaining components consist primarily of environmental reserves (see Note 8. Commitments and Contingencies), asset retirement obligations (see Note 8. Commitments and Contingencies), and the noncurrent portion of deferred income.
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

Supplemental Cash Flow Information
During the three and nine months ended July 3, 2026, the Company paid interest related to principal debt of $17.5 million and $55.7 million, respectively. During the three and nine months ended June 27, 2025, the Company paid interest related to principal debt of $20.9 million and $64.7 million, respectively.
During the three months ended July 3, 2026, the Company received net cash refunds for income taxes of $2.7 million, and during the nine months ended July 3, 2026, the Company paid cash for income taxes of $3.9 million. During the three and nine months ended June 27, 2025, the Company paid cash for income taxes of $14.5 million and $20.7 million, respectively.
As of July 3, 2026 and October 3, 2025, the Company had $4.4 million and $6.5 million, respectively, of capital expenditures recorded within "Accounts Payable" and "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

During the three and nine months ended July 3, 2026, the Company entered into new finance leases of approximately $5.1 million and $22.4 million, respectively. During the three and nine months ended June 27, 2025, the Company entered into new finance leases of approximately $9.2 million and $31.9 million, respectively. See Note 6. Leases.
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
Implementation activities associated with the Plan began during the first quarter of fiscal 2026. Based on information currently available, management estimates that total costs associated with the Plan will be approximately $35 million to $40 million (primarily related to the U.S. segment), consisting largely of third-party consulting and advisory services and severance and related employee costs. These estimates are subject to change as implementation of the Plan progresses. During the third quarter of fiscal 2026, the Company recognized $6.1 million of third-party consulting fees and $1.6 million of severance and related employee costs. For the nine months ended July 3, 2026, the Company recognized $23.2 million of third-party consulting fees and $8.0 million of severance and related employee costs.
The following table summarizes the unpaid obligations related to the Plan (excluding severance and related employee costs) as of July 3, 2026. Such unpaid obligations are included in "Accounts Payable" on the Condensed Consolidated Balance Sheets and the related expenses are recorded within "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Income (Loss). Payments during the period primarily relate to amounts accrued in prior periods as well as charges incurred during the quarter.

Balance at start of year	$1,321
Charges	23,226
Payments	(23,427)
Balance as of July 3, 2026	$1,120
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

During the three months ended July 3, 2026 and June 27, 2025, the Company recognized severance and related employee costs of $1.6 million and $0.4 million, respectively, which were recorded within "Selling, general and administrative expenses." During the nine months ended July 3, 2026 and June 27, 2025, the Company recognized severance and related employee costs of $8.0 million and $12.4 million, respectively, which were recorded within "Selling, general and administrative expenses." As of July 3, 2026 and October 3, 2025, accrued severance and related employee obligations were $4.6 million and $7.4 million, respectively.
The following table summarizes the unpaid obligations for severance and related costs as of July 3, 2026, which are included in "Accrued payroll and related expenses" on the Condensed Consolidated Balance Sheets.

Balance at start of year	$7,392
Charges	8,028
Payments	(10,829)
Balance as of July 3, 2026	$4,591

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

Changes in total goodwill for our reporting units during the nine months ended July 3, 2026 are as follows (in thousands):

	October 3, 2025	Translation	July 3, 2026
United States	$896,237	$—	$896,237
Canada	65,495	(1,148)	64,347
Total	$961,732	$(1,148)	$960,584

Other intangible assets consist of (in thousands):

	July 3, 2026			October 3, 2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$387,538	$(234,872)	$152,666	$387,602	$(214,835)	$172,767
Trade names	15,790	—	15,790	16,070	—	16,070
	$403,328	$(234,872)	$168,456	$403,672	$(214,835)	$188,837
Customer relationship assets as of October 3, 2025 (in the table above) include additions of $3.7 million related to an asset acquisition that closed during the first quarter of fiscal 2025. Amortization of intangible assets for the three months ended July 3, 2026 and June 27, 2025 was approximately $6.6 million and $6.8 million, respectively. Amortization of intangible assets for the nine months ended July 3, 2026 and June 27, 2025 was approximately $20.0 million and $20.0 million, respectively.
NOTE 4.    BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	July 3, 2026	October 3, 2025
Senior secured term loan facility, due September 2028	$436,000	$477,500
Senior secured term loan facility, due February 2031	661,500	665,000
Senior secured revolving facility, due September 2028	—	26,000
Total principal debt issued	1,097,500	1,168,500
Unamortized debt issuance costs	(10,129)	(11,959)
Unamortized discounts	(1,237)	(1,398)
Less - current portion	—	—
Long-term borrowings, net of current portion	$1,086,134	$1,155,143

Credit Agreement

On September 29, 2023, the Company entered into a senior secured credit agreement, which was amended in February 2024 and May 2025 (as amended, the “Credit Agreement”). The Credit Agreement currently consists of (i) a $700 million term loan A-2 due September 2028 (“Term Loan A-2”), (ii) an $800 million term loan B-1 due February 2031 (“Term Loan B-1”), and (iii) a $300 million revolving credit facility with a maturity date of September 29, 2028 (the “Revolving Credit Facility”). The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due.

During fiscal 2025, the Company made principal repayments of $20.0 million on its Term loan A-2. During the second quarter of fiscal 2026, the Company paid principal amounts of $11.5 million and $3.5 million on its Term Loan A-2 and Term Loan B-1, respectively. Additionally, during the third quarter of fiscal 2026, the Company made principal payments of $30.0 million on its Term Loan A-2.

Under the Credit Agreement, the Company is required to maintain a maximum consolidated total net leverage ratio, as defined in the Credit Agreement, of (i) 5.00x for the fiscal quarter ended July 3, 2026 and (ii) 4.75x for the fiscal quarter ending October 2, 2026 and (iii) 4.50x for the first fiscal quarter of fiscal 2027 and each fiscal quarter thereafter through maturity.

The Credit Agreement also provided a $15 million bad debt expense adjustment to EBITDA in the fiscal quarter ended March 28, 2025 solely for the purposes of determining compliance with the financial covenants. In addition, the Credit Agreement also established a minimum interest coverage ratio, as defined in the Credit Agreement, of at least 2.00x for the term of the Credit Agreement.

Pursuant to the Credit Agreement, the Company also agreed to limit the aggregate size of its A/R Facility (as defined in Note 13, Accounts Receivable Securitization Facility, below) and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when the Company achieves a maximum consolidated total net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026. In connection with amending the Credit Agreement in May 2025, the Company paid fees of $1.6 million, which were deferred and are being amortized on the same basis as the previously unamortized debt issuance costs.

As of July 3, 2026, no borrowings were outstanding on the Company's Revolving Credit Facility, and $5.8 million of letters of credit were outstanding, leaving $294.2 million available for borrowing under the Revolving Credit Facility.

As of July 3, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Interest

The Term Loan B-1 interest rate is the Secured Overnight Financing Rate (“SOFR”) plus a margin that is between 2.0% and 2.25%, depending on the Company's consolidated total net leverage ratio, as defined in the Credit Agreement. The applicable margin on Term Loan B-1 was 2.25% during the three months ended July 3, 2026 and June 27, 2025, and will adjust to SOFR plus 200 basis points once the Company reaches a 3.30x consolidated total net leverage ratio as defined in the Credit Agreement.

The Term Loan A-2 interest rate is SOFR plus a Credit Spread Adjustment of 10 basis points and a margin that is between 1.5% and 2.50%, depending on the Company's consolidated total net leverage ratio, as defined in the Credit Agreement. The applicable margin on Term Loan A-2 was 2.50% and 2.33% during the three months ended July 3, 2026, and June 27, 2025, respectively.
The weighted-average interest rate for our senior secured term loan facilities was 6.23% and 6.80% for the nine months ended July 3, 2026 and June 27, 2025, respectively. The carrying amounts of the Company’s senior secured term loan facilities approximate their fair value as the interest rates are variable and reflective of market rates.

NOTE 5.    REVENUE RECOGNITION:
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in thousands):

	Three months ended				Nine months ended
	July 3, 2026		June 27, 2025		July 3, 2026		June 27, 2025
United States:
Uniforms	$219,797	36.6%	$237,678	38.8%	$670,179	37.2%	$716,601	38.9%
Workplace Supplies	380,945	63.4%	375,624	61.2%	1,132,372	62.8%	1,124,491	61.1%
Total United States	600,742	100.0%	613,302	100.0%	1,802,551	100.0%	1,841,092	100.0%

Canada:
Uniforms	$22,351	36.7%	$22,749	37.6%	$66,115	36.3%	$67,642	37.2%
Workplace Supplies	38,570	63.3%	37,748	62.4%	115,822	63.7%	114,094	62.8%
Total Canada	60,921	100.0%	60,497	100.0%	181,937	100.0%	181,736	100.0%

Total Revenue:
Uniforms	$242,148	36.6%	$260,427	38.7%	$736,294	37.1%	$784,243	38.8%
Workplace Supplies	$419,515	63.4%	$413,372	61.3%	$1,248,194	62.9%	$1,238,585	61.2%
Total	$661,663	100.0%	$673,799	100.0%	$1,984,488	100.0%	$2,022,828	100.0%
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

The Company’s performance period generally corresponds with either a weekly or monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the three and nine months ended July 3, 2026 nor the three and nine months ended June 27, 2025. The Company reassesses these estimates during each reporting period. The Company records liabilities for certain forms of variable consideration, such as rebates and discounts, within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Variable consideration can also include consideration paid to a customer at the beginning of a contract. This type of variable consideration is capitalized as an asset (in "Other Assets" and "Other current assets" on the Condensed Consolidated Balance Sheets) and is amortized over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition.

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
During the three months ended July 3, 2026 and June 27, 2025, the Company recorded $5.7 million and $5.5 million, respectively, of expense related to deferred employee sales commissions within "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Income (Loss). During the nine months ended July 3, 2026 and June 27, 2025, the Company recorded $17.1 million and $16.3 million, respectively, of expense related to deferred employee sales commissions within "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Income (Loss).
As of July 3, 2026 and October 3, 2025, deferred sales commissions of $21.7 million and $21.6 million were recorded within "Other current assets," respectively, and $79.6 million and $85.5 million were recorded within "Other Assets," respectively, on the Company’s Condensed Consolidated Balance Sheets.

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

The following table summarizes operating lease costs, consisting of fixed lease costs, variable lease costs and short-term lease costs. Additionally, the table summarizes finance lease costs, consisting of amortization of right-of-use asset and interest on lease liabilities (in thousands):

	Three months ended		Nine months ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Lease costs:
Operating lease costs	$11,456	$11,271	$34,060	$33,398
Finance lease costs	$11,551	$10,604	$33,684	$31,074
Supplemental cash flow information related to leases for the periods reported was as follows (in thousands):

	Nine months ended
	July 3, 2026	June 27, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,788	$18,391
Operating cash flows from finance leases	5,706	5,340
Financing cash flows from finance leases	28,220	25,630

	Three months ended		Nine months ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Lease assets obtained in exchange for lease obligations:
Operating leases	$1,412	$10,234	$10,724	$26,513
Finance leases	$5,050	$9,158	$22,432	$31,898
Other information related to operating lease right-of-use assets, and lease liabilities was as follows:

	July 3, 2026	October 3, 2025
Weighted average remaining lease term (in years)
Operating leases	5.4	5.8
Finance leases	5.5	5.8
Weighted average discount rate
Operating leases	7.2%	6.9%
Finance leases	4.2%	4.7%

Future minimum lease payments under non-cancelable leases as of July 3, 2026 are as follows (in thousands):

	Operating leases	Finance leases	Total
2026 (remaining three months)	$6,874	$10,845	$17,719
2027	26,093	40,995	67,088
2028	22,817	36,792	59,609
2029	18,094	31,603	49,697
2030	13,606	25,410	39,016
Thereafter	27,221	38,233	65,454
Total future minimum lease payments	$114,705	$183,878	$298,583
Less: Interest	(21,721)	(24,155)	(45,876)
Present value of lease liabilities	$92,984	$159,723	$252,707
NOTE 7.    SHARE-BASED COMPENSATION:
From time to time, the Company grants equity awards to its executives and certain other employees. The following table summarizes share-based compensation expense (in thousands) for time-based employee stock options (“TBOs”), time-based restricted stock units (“RSUs”) and performance stock units (“PSUs”) classified within Selling, general and administrative expenses on the Condensed Consolidated Statements of Income (Loss):

	Three months ended		Nine months ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
TBOs	$476	$615	$1,276	$4,464
RSUs	2,441	1,274	6,937	6,083
PSUs	370	(4,037)	791	462
	$3,287	$(2,148)	$9,004	$11,009
The below table summarizes the number of shares granted during the nine months ended July 3, 2026 along with the associated weighted-average grant-date fair values per unit:

	Equity Awards Granted (in thousands)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	920	$2.81
RSUs	1,646	$7.47
PSUs	748	$8.38
Total	3,314
Time-Based Options
The TBOs granted during the nine months ended July 3, 2026, vest solely based upon continued employment over a three-year time period. All TBOs remain exercisable for ten years from the date of grant. The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility was derived from a peer group’s historical volatility as Vestis does not have sufficient historical volatility based on the expected term of the underlying options. The dividend yield for the grants was based on the annualized value of the quarterly dividend on the grant date. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, as permitted under SEC rules and regulations. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

The below table summarizes the TBO valuation assumptions used in the Black-Scholes model during the nine months ended July 3, 2026:

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

Performance Stock Units
Under the Vestis Corporation 2023 Long-Term Incentive Plan, Vestis is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of Vestis’ achievement of the performance condition. During the nine months ended July 3, 2026, Vestis granted PSUs subject to the level of achievement of cumulative adjusted EBITDA results, cumulative adjusted free cash flow results and a total shareholder return modifier for the cumulative performance period of three years and the participant’s continued employment with Vestis. Vestis accounts for these grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
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
The Company is involved with environmental investigation and remediation activities at certain sites that it currently or formerly owned or operated or to which it sent waste for disposal (including sites which were previously owned and/or operated by businesses acquired by the Company or sites to which such businesses sent waste for disposal). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely, the minimum of the range is used. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. As of July 3, 2026 and October 3, 2025, the Company had $7.7 million and $9.8 million, respectively, recorded as liabilities within Accrued expenses and other current liabilities, and $24.2 million and $22.2 million, respectively, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
The Company records the fair value of a liability for an asset retirement obligation both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The Company has identified certain conditional asset retirement obligations at various current and closed facilities. These obligations relate primarily to asbestos abatement, underground storage tank closures and restoration of leased properties to the original condition. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued. As of July 3, 2026 and October 3, 2025, the Company has $12.5 million and $12.0 million, respectively, recorded as liabilities within Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
With respect to the below matters, the Company cannot predict the outcome of these legal matters, nor can it predict whether any outcome may be materially adverse to its business, financial condition, results of operations or cash flows. The Company intends to vigorously defend these matters.
On May 17, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its officers, in the United States District Court for the Northern District of Georgia, captioned Plumbers, Pipefitters and Apprentices Local No. 112 Pension Fund v. Vestis Corporation, et al., Case No.1:24-cv-02175-SDG. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to the Company’s business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On September 23, 2024, the Court appointed co-lead plaintiffs and on November 22, 2024, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 25, 2025. A hearing on the motion to dismiss took place on August 29, 2025. On September 30, 2025, the Court entered an order denying defendants’ motion to dismiss. On October 30, 2025, Defendants filed answers to the amended complaint, Fact discovery has commenced and is ongoing. Plaintiffs filed a motion for class certification on April 10, 2026. Defendants filed their opposition to plaintiffs’ motion for class certification on June 11, 2026. Plaintiffs’ reply is currently due on August 10, 2026, although Plaintiffs have asked the Court for an extension until August 19, 2026, to submit their reply papers.

On June 4, 2024, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis, in the Court of Chancery of the State of Delaware, captioned O’Neill v. Vestis Corp., Case No. 2024-0600-JTL. The lawsuit is purportedly brought on behalf of Vestis’ shareholders. The complaint alleges a single claim for declaratory judgment, seeking to invalidate and void Section II.5(d) of Vestis’ Amended and Restated Bylaws, effective September 29, 2023. On October 7, 2024, the Court granted a stipulation to consolidate multiple related actions involving similar company defendants, including the Vestis action, solely for purposes of adjudicating an omnibus motion to dismiss the complaints in each of those actions. On October 11, 2024, Vestis and the other consolidated defendants filed an omnibus motion to dismiss, and afterwards the parties completed briefing on the omnibus motion to dismiss. The Court then held a hearing on the omnibus motion to dismiss on May 14, 2025. Subsequently, the Court told the parties that it would be appropriate to address the Delaware Supreme Court's recent ruling in Moelis & Co. v. West Palm Beach Firefighters' Pension Fund in supplemental briefing. After agreeing upon a briefing schedule, defendants filed their supplemental brief on June 16, 2026; plaintiffs filed their supplemental answering brief on July 7, 2026; and defendants filed their supplemental reply on July 20, 2026. Vestis is awaiting the Court’s decision.
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
On June 9, 2025, a purported Vestis shareholder commenced a putative class action lawsuit against Vestis and certain of its former officers, in the United States District Court for the Southern District of New York, captioned Torres v. Vestis Corporation, et al., Case No. 1:25-cv-04844. The lawsuit is purportedly brought on behalf of purchasers of Vestis’ common stock between May 2, 2024 and May 6, 2025, inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to our business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. Motions for appointment as lead plaintiff and lead counsel were filed with the Court on August 8, 2025. On August 25, 2025, the Court appointed the Board of Trustees of the Police Officers’ Retirement Plan and Trust Fund for the City of Miramar (“City of Miramar”) to serve as lead plaintiff and also appointed lead counsel. The City of Miramar filed a first amended complaint on October 24, 2025. Defendants filed a motion to dismiss the amended complaint on February 12, 2026. On April 14, 2026, plaintiffs filed an opposition brief. Defendants filed their reply brief on May 20, 2026. On July 31, 2026, the Court issued a memorandum opinion and order granting in part and denying in part defendants’ motion to dismiss. Regarding the portions of the claims that were dismissed, some were dismissed with prejudice and some with leave to re-plead. The plaintiffs have 14 days to re-plead if they choose to do so.
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

Nature of Business and Basis of Presentation. Financial information by segment is presented in the tables that follow (in thousands):

	United States	Canada	Total
Three Months Ended July 3, 2026
Revenue	$600,742	$60,921	$661,663
Cost of services provided (exclusive of depreciation and amortization)	432,300	43,969	476,269
Depreciation and amortization	30,504	2,337	32,841
Selling, general and administrative expenses	82,401	12,266	94,667
Reportable segment operating income	55,537	2,349	57,886
Corporate and other			(20,638)
Interest Expense, Net			(20,118)
Other (Expense) Income, net			(2,786)
(Loss) Income Before Income Taxes			14,344
Capital expenditures	16,971	984	17,955

	United States	Canada	Total
Nine Months Ended July 3, 2026
Revenue	$1,802,551	$181,937	$1,984,488
Cost of services provided (exclusive of depreciation and amortization)	1,321,801	132,437	1,454,238
Depreciation and amortization	93,767	7,171	100,938
Selling, general and administrative expenses	245,458	35,872	281,330
Reportable segment operating income	141,525	6,457	147,982
Corporate and other			(67,377)
Interest Expense, Net			(63,374)
Other (Expense) Income, net			(8,935)
(Loss) Income Before Income Taxes			8,296
Capital expenditures	37,635	2,396	40,031
Property and equipment as of July 3, 2026 - Reportable Segments	$557,529	$71,399	$628,928
- Corporate			14,581
- Total			$643,509

Total assets as of July 3, 2026 - Reportable Segments	$2,525,755	$263,956	$2,789,711
- Corporate			40,787
- Total			$2,830,498

	United States	Canada	Total
Three Months Ended June 27, 2025
Revenue	$613,302	$60,497	$673,799
Cost of services provided (exclusive of depreciation and amortization)	447,240	44,441	491,681
Depreciation and amortization	31,980	2,454	34,434
Selling, general and administrative expenses	93,398	11,085	104,483
Reportable segment operating income	40,684	2,517	43,201
Corporate and other			(18,240)
Gain (Loss) on Sale of Equity Investments, net			—
Interest Expense, Net			(22,495)
Other (Expense) Income, net			(3,215)
(Loss) Income Before Income Taxes			(749)
Capital expenditures	13,566	1,294	14,860

	United States	Canada	Total
Nine Months Ended June 27, 2025
Revenue	$1,841,092	$181,736	$2,022,828
Cost of services provided (exclusive of depreciation and amortization)	1,345,025	131,907	1,476,932
Depreciation and amortization	98,798	7,694	106,492
Selling, general and administrative expenses	280,000	35,627	315,627
Reportable segment operating income	117,269	6,508	123,777
Corporate and other			(76,987)
Gain (Loss) on Sale of Equity Investments, net			(2,150)
Interest Expense, Net			(67,921)
Other (Expense) Income, net			(10,120)
(Loss) Income Before Income Taxes			(33,401)
Capital expenditures	40,462	2,640	43,102
Property and equipment as of October 3, 2025 - Reportable Segments	$573,709	$74,171	$647,880
- Corporate			15,582
- Total			$663,462

Total assets as of October 3, 2025 - Reportable Segments	$2,605,553	$263,805	$2,869,358
- Corporate			37,542
- Total			$2,906,900

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three months ended		Nine months ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Earnings (Loss):
Net Income (Loss)	$11,046	$(676)	$7,251	$(27,674)
Shares:
Basic weighted-average shares outstanding	132,106	131,812	132,007	131,719
Effect of dilutive securities(1)	2,229	—	1,311	—
Diluted weighted-average shares outstanding	134,335	131,812	133,318	131,719

Basic Earnings (Loss) Per Share	$0.08	$(0.01)	$0.05	$(0.21)
Diluted Earnings (Loss) Per Share	$0.08	$(0.01)	$0.05	$(0.21)

Antidilutive securities(1)	1,208	3,046	2,140	2,861
__________________
(1)Diluted loss per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive. There was no dilutive effect of share-based awards for the three and nine months ended June 27, 2025 due to the net loss incurred in those periods.
NOTE 11.    INCOME TAXES:

The Company's effective tax rate was 23.0% and 9.7% for the three months ended July 3, 2026 and June 27, 2025, respectively. For the nine months ended July 3, 2026 and June 27, 2025, the Company's effective tax rate was 12.6% and 17.1%, respectively. The Company’s effective tax rate for the three and nine months ended July 3, 2026 differed from the U.S. statutory rate primarily due to our consolidated pre-tax book income relative to the impacts of state taxes, permanent book/tax differences consisting mainly of nondeductible expenses, international operations in jurisdictions with higher income tax rates, and discrete items such as provision to return impacts recognized in each period. The Company’s effective tax rate for the three and nine months ended June 27, 2025 differed from the U.S. statutory rate primarily due to the consolidated pre-tax book loss relative to the impacts of state taxes, permanent book/tax differences and our international operations in jurisdictions with higher income tax rates.

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

No material amounts were paid to Aramark, under the various agreements described above, during the three and nine months ended July 3, 2026 or June 27, 2025, and no material amounts were due from or to Aramark, associated with the above agreements, as of July 3, 2026.
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
As of July 3, 2026 and October 3, 2025, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Condensed Consolidated Balance Sheet was $212.3 million and $202.5 million, respectively. Additionally, during the nine months ended July 3, 2026, the Company transferred accounts receivable of $1,916.4 million to the SPE, and the Company collected $1,923.8 million of accounts receivable transferred to the SPE under the A/R Facility. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions which are sold to the Purchasers in exchange for cash. Unsold accounts receivable of $134.4 million and $151.6 million were pledged by the SPE as collateral to the Purchasers as of July 3, 2026 and October 3, 2025, respectively.
Fees incurred for the A/R Facility are reflected within Other Expense (Income), net in the Condensed Consolidated Statements of Income (Loss). Such fees were $2.7 million and $3.2 million for the three months ended July 3, 2026 and June 27, 2025, respectively For the nine months ended July 3, 2026 and June 27, 2025, such fees were $8.4 million and $9.7 million, respectively. The fees are considered to be a loss on the sale of accounts receivable.
Cash activity related to the A/R Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 14.    EQUITY:
Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended July 3, 2026 and June 27, 2025 were as follows (in thousands):

	Three Months Ended July 3, 2026
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Income (Loss)
Balance as of April 3, 2026	$(20,767)	$(5,550)	$(26,317)
Other comprehensive income (loss)	(3,731)	98	(3,633)
Balance as of July 3, 2026	$(24,498)	$(5,452)	$(29,950)

	Nine Months Ended July 3, 2026
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Income (Loss)
Balance as of October 3, 2025	$(20,778)	$(5,549)	$(26,327)
Other comprehensive income (loss)	(3,720)	97	(3,623)
Balance as of July 3, 2026	$(24,498)	$(5,452)	$(29,950)

	Three Months Ended June 27, 2025
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Income (Loss)
Balance as of March 28, 2025	$(25,731)	$(5,099)	$(30,830)
Other comprehensive income (loss)	9,019	—	9,019
Balance as of June 27, 2025	$(16,712)	$(5,099)	$(21,811)

	Nine Months Ended June 27, 2025
	Foreign Currency Translation	Pension-related	Total Accumulated Other Comprehensive Income (Loss)
Balance as of September 27, 2024	$(23,812)	$(5,099)	$(28,911)
Other comprehensive loss	(2,350)	—	(2,350)
Amounts reclassified from accumulated other comprehensive loss (1)	9,450	—	9,450
Net current period other comprehensive loss	7,100	—	7,100
Balance as of June 27, 2025	$(16,712)	$(5,099)	$(21,811)
(1) Represents cumulative currency translation adjustment that was derecognized as a result of the Company's sale of its equity method investment during the first quarter of fiscal 2025.
Dividends

For the nine months ended June 27, 2025, the Company paid dividends in the amount of $13.8 million. No dividends were paid during the three months ended June 27, 2025 nor during the three and nine months ended July 3, 2026.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Vestis Corporation’s (“Vestis”, the “Company”, “our”, “we” or “us”) financial condition and results of operations for the three and nine months ended July 3, 2026 and June 27, 2025 should be read in conjunction with our audited Consolidated and Combined Financial Statements and the notes to those statements for the fiscal year ended October 3, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 2, 2025.
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
Global events, including ongoing geopolitical events, have adversely affected global economies, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. While we do not have direct operations in regions currently experiencing conflict, including the Middle East and Eastern Europe, instability in these regions has contributed to increased volatility in global energy markets and broader economic uncertainty. For example, the ongoing tensions between the United States, Israel and Iran have resulted in disruptions to international shipping through the Strait of Hormuz, a waterway where approximately 20% of the world’s oil supply transits daily. These conditions have resulted in inflationary pressures, particularly in labor and energy costs, as well as fluctuations in foreign currency exchange rates. Elevated energy prices, including fuel and utility costs, have had an impact, and could in the future materially impact our cost of operations given our route-based service model and processing facilities. In addition, these global macroeconomic conditions may impact our customer spending decisions. In response to recent increases in energy costs, we implemented an energy surcharge, starting in the second fiscal quarter of 2026, to help mitigate the impact on our operating results.

The extent to which these macroeconomic conditions and geopolitical developments will impact our operational and financial performance will depend on future developments, including the duration and severity of geopolitical instability, such as any ongoing or future closures of the Strait of Hormuz or other reductions or disruptions in global energy supply; governmental responses to inflation and trade policies; and our ability to mitigate cost increases through pricing actions and operational efficiencies. Many of these factors are outside of our control and remain highly uncertain. In addition, while we have attempted to pass increased costs on to our customers, where permissible, including through our recent energy surcharge, there can be no assurance that we will be able to fully recover our costs or continue to do so in the future.

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
Plan implementation began during the first quarter of fiscal 2026 and is expected to generate annual operating cost savings of at least $75 million by the end of fiscal 2026 and to also enhance revenue. Currently, we anticipate that the Plan will be substantially complete by the end of fiscal 2027 and we estimate costs of the Plan to be in the range of $35 million to $40 million, with approximately $15 million related to third-party consulting and support, and up to $25 million in severance and related costs. During the third quarter of fiscal 2026, the Company recognized $6.1 million of third-party consulting fees and $1.6 million of severance costs related to the Company's business transformation. For the nine months ended July 3, 2026, the Company recognized $23.2 million of third-party consulting fees and $8.0 million of severance costs related to the business transformation.
The estimate of the charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.
During the third fiscal quarter of 2026, we executed a long-term outsourcing arrangement for certain transactional support functions as part of our Operational Excellence initiatives under the Plan. The arrangement is expected to improve process efficiency and support the realization of future cost savings.
Results of Operations Three Months Ended July 3, 2026 compared with June 27, 2025
The following table presents an overview of our results along with the amount of and percentage change between periods for the three months ended July 3, 2026 and June 27, 2025 (dollars in thousands).

	Three Months Ended		Change	Change
	July 3, 2026	June 27, 2025	$	%
Revenue	$661,663	$673,799	$(12,136)	(1.8%)
Operating Expenses:
Cost of services provided(1)	476,269	491,681	(15,412)	(3.1%)
Depreciation and amortization	33,272	34,856	(1,584)	(4.5%)
Selling, general and administrative expenses	114,874	122,301	(7,427)	(6.1%)
Total Operating Expenses	624,415	648,838	(24,423)	(3.8%)
Operating Income (Loss)	37,248	24,961	12,287	49.2%
Interest Expense, net	20,118	22,495	(2,377)	(10.6%)
Other Expense (Income), net	2,786	3,215	(429)	(13.3%)
Income (Loss) Before Income Taxes	14,344	(749)	15,093	(2015.1%)
Provision (Benefit) for Income Taxes	3,298	(73)	3,371	(4617.8%)
Net Income (Loss)	$11,046	$(676)	$11,722	(1734.0%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $661.7 million decreased $12.1 million, or 1.8%, for the three months ended July 3, 2026 compared to the three months ended June 27, 2025. The decline in revenue compared to the prior year reflects an $18.3 million decline in uniforms offset by a $6.1 million increase in workplace supplies. Net volumes decreased

4.5% versus prior year, partially offset by strategic pricing improvements. Volume declines resulted, in part, from targeted reductions in unprofitable sales volume resulting from the Plan. Quarter over quarter, consolidated revenue was not materially impacted by fluctuations in foreign exchange rates.
Cost of services provided decreased $15.4 million, or 3.1%, for the three months ended July 3, 2026 compared to the three months ended June 27, 2025. The decrease was primarily driven by a $9.4 million decline in merchandise costs, a $3.9 million reduction in plant operating cost and lower delivery costs of $1.5 million.
Depreciation and amortization expense of $33.3 million for the three months ended July 3, 2026 decreased $1.6 million, or 4.5%, compared to the three months ended June 27, 2025.
Selling, general and administrative expenses ("SG&A") decreased $7.4 million, or 6.1%, for the three months ended July 3, 2026 compared to the three months ended June 27, 2025. The decrease in SG&A was primarily driven by headcount reductions and other cost savings measures resulting from the Plan (including an $11.8 million decrease in salaries, wages and related employee costs), a $2.0 million decrease in separation-related charges, and a $2.7 million decrease in advertising and related costs, which were partially offset by $6.1 million of third-party consulting costs related to the Company's business transformation, a $5.4 million increase in share-based compensation and a $1.2 million increase in severance related costs,
Operating income of $37.2 million increased by $12.3 million, or 49.2%, for the three months ended July 3, 2026 compared to the three months ended June 27, 2025 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $2.4 million for the three months ended July 3, 2026 compared to the three months ended June 27, 2025 primarily due to lower borrowings.
Other expense, net of other income (which consists primarily of A/R Facility fees), decreased $0.4 million for the three months ended July 3, 2026 compared to the three months ended June 27, 2025.

The provision for income taxes for the three months ended July 3, 2026 was recorded at an effective rate of 23.0% compared to an effective rate of 9.7% for the three months ended June 27, 2025. The higher effective tax rate was due to the impact of changes in year over year earnings and discrete items such as provision to return impacts recognized in each period.
Net income of $11.0 million for the three months ended July 3, 2026 represented an improvement of $11.7 million, or 1734.0%, compared to a net loss of $0.7 million for the three months ended June 27, 2025, primarily due to the reduced operating expenses as noted above.

Results of Operations Nine Months Ended July 3, 2026 compared with June 27, 2025
The following table presents an overview of our results along with the amount of and percentage change between periods for the nine months ended July 3, 2026 and June 27, 2025 (dollars in thousands).

	Nine months ended		Change	Change
	July 3, 2026	June 27, 2025	$	%
Revenue	$1,984,488	$2,022,828	$(38,340)	(1.9%)
Operating Expenses:
Cost of services provided(1)	1,454,238	1,476,932	(22,694)	(1.5%)
Depreciation and amortization	102,181	107,674	(5,493)	(5.1%)
Selling, general and administrative expenses	347,464	391,432	(43,968)	(11.2%)
Total Operating Expenses	1,903,883	1,976,038	(72,155)	(3.7%)
Operating Income (Loss)	80,605	46,790	33,815	72.3%
Loss (Gain) on Sale of Equity Investments	—	2,150	(2,150)	(100.0%)
Interest Expense, net	63,374	67,921	(4,547)	(6.7%)
Other Expense (Income), net	8,935	10,120	(1,185)	(11.7%)
Income (Loss) Before Income Taxes	8,296	(33,401)	41,697	(124.8%)
Provision (Benefit) for Income Taxes	1,045	(5,727)	6,772	(118.2%)
Net Income (Loss)	$7,251	$(27,674)	$34,925	(126.2%)
______________________
(1)Exclusive of depreciation and amortization

Consolidated revenue of $1,984.5 million decreased $38.3 million, or 1.9%, for the nine months ended July 3, 2026 compared to the nine months ended June 27, 2025. The decline in revenue compared to the prior year reflects a $47.9 million decline in uniforms offset by a $9.6 million increase in workplace supplies. Net volumes decreased 2.0% versus prior year, partially offset by strategic pricing improvements. Volume declines resulted, in part, from targeted reductions in unprofitable sales volume resulting from the Plan. Consolidated revenue was positively impacted by $2.9 million from the impact of foreign exchange on currency related to our Canadian operations.
Cost of services provided decreased $22.7 million, or 1.5%, for the nine months ended July 3, 2026 compared to the nine months ended June 27, 2025. The decrease was primarily driven by a $19.5 million decline in merchandise costs and a $7.1 million reduction in delivery costs. These decreases were partially offset by an $5.0 million increase in plant operating costs.
Depreciation and amortization expense of $102.2 million for the nine months ended July 3, 2026 decreased $5.5 million, or 5.1%, compared to the nine months ended June 27, 2025.
Selling, general and administrative expenses ("SG&A") decreased $44.0 million, or 11.2%, for the nine months ended July 3, 2026 compared to the nine months ended June 27, 2025. The decrease in SG&A was primarily driven by a $17.2 million decrease in the Company's bad debt expense and headcount reductions and other cost savings measures resulting from the Plan (including a $25.4 million decrease in salaries, wages and related employee costs), an $11.4 million decrease in advertising and related costs, an $8.5 million decrease in separation-related charges, a $4.4 million decrease in severance related costs, and a $2.0 million decrease in share-based compensation. These decreases were partially offset by $23.2 million of third-party consulting costs related to the Company's business transformation. The decrease in the bad debt allowance was primarily due to a $15 million charge to the Company's allowance for credit losses during the second quarter of fiscal 2025 based on updated estimates of collectability. The remaining improvement in bad debt expense of $2.2 million was attributable to improvements in accounts receivable related to certain working capital initiatives. Share-based compensation for the nine months ended June 27, 2025 was impacted by the acceleration of awards associated with the departure of certain executives during the period.

Operating income of $80.6 million increased by $33.8 million, or 72.3% for the nine months ended July 3, 2026 compared to the nine months ended June 27, 2025 from the impact of changes in revenue and costs noted above.
Interest expense, net, decreased $4.5 million for the nine months ended July 3, 2026 compared to the nine months ended June 27, 2025 primarily due to lower borrowings.
Other expense, net of other income, decreased $1.2 million for the nine months ended July 3, 2026 compared to the nine months ended June 27, 2025, due, in part, to a decrease in A/R Facility fees of $1.4 million.
The provision for income taxes for the nine months ended July 3, 2026 was recorded at an effective rate of 12.6% compared to an effective rate of 17.1% for the nine months ended June 27, 2025. The lower effective tax rate was primarily driven by changes in year-over-year earnings, as well as the impact of permanent tax items, federal tax credits, and discrete tax items recognized in each period.
Net income of $7.3 million for the nine months ended July 3, 2026 represented an improvement of $34.9 million, or 126.2%, compared to a net loss of $27.7 million for the nine months ended June 27, 2025, due to the impact of changes to revenue and expenses noted above.

Results of Operations—United States Results Three Months Ended July 3, 2026 compared with June 27, 2025
The following table presents an overview of our United States reportable segment results along with the amount of and percentage change between periods for the three months ended July 3, 2026 and June 27, 2025 (dollars in thousands).

	Three Months Ended		Change	Change
	July 3, 2026	June 27, 2025	$	%
Segment Revenue	$600,742	$613,302	$(12,560)	(2.0%)
Segment Operating Income	55,537	40,684	14,853	36.5%
Segment Operating Income %	9.2%	6.6%
United States revenue of $600.7 million decreased $12.6 million, or 2.0%, for the three months ended July 3, 2026 compared to the three months ended June 27, 2025 on lower overall volumes resulting, in part, from targeted reductions in unprofitable sales volume resulting from the Plan. The decline in revenue was driven by a $17.9 million decline in uniform revenue, offset by a $5.3 million increase in workplace supplies.
Segment operating income of $55.5 million for the three months ended July 3, 2026 increased $14.9 million, or 36.5%, compared to the three months ended June 27, 2025, primarily driven by reduced operating expenses, partially offset by a decrease in revenue during the three months ended July 3, 2026, as described above.
Segment operating income margin increased approximately 260 basis points from 6.6% for the three months ended June 27, 2025 to approximately 9.2% for the three months ended July 3, 2026.

Results of Operations—United States Results Nine Months Ended July 3, 2026 compared with June 27, 2025
The following table presents an overview of our United States reportable segment results along with the amount of and percentage change between periods for the nine months ended July 3, 2026 and June 27, 2025 (dollars in thousands).

	Nine months ended		Change	Change
	July 3, 2026	June 27, 2025	$	%
Segment Revenue	$1,802,551	$1,841,092	$(38,541)	(2.1%)
Segment Operating Income	141,525	117,269	24,256	20.7%
Segment Operating Income %	7.9%	6.4%
United States revenue of $1,802.6 million decreased $38.5 million, or 2.1%, for the nine months ended July 3, 2026 compared to the nine months ended June 27, 2025 on lower overall volumes resulting, in part, from targeted reductions in unprofitable sales volume resulting from the Plan. The decline in revenue compared to the prior year reflects a $46.4 million decline in uniforms offset by a $7.9 million increase in workplace supplies.
Segment operating income of $141.5 million for the nine months ended July 3, 2026 increased $24.3 million, or 20.7%, compared to the nine months ended June 27, 2025, primarily driven by reduced operating expenses, partially offset by a decrease in revenue during the nine months ended July 3, 2026, as described above.
Segment operating income margin increased approximately 150 basis points from 6.4% for the nine months ended June 27, 2025 to approximately 7.9% for the nine months ended July 3, 2026.

Results of Operations—Canada Results Three Months Ended July 3, 2026 compared with June 27, 2025
The following table presents an overview of our Canada reportable segment results along with the amount of and percentage change between periods for the three months ended July 3, 2026 and June 27, 2025 (dollars in thousands).

	Three Months Ended		Change	Change
	July 3, 2026	June 27, 2025	$	%
Segment Revenue	$60,921	$60,497	$424	0.7%
Segment Operating Income	2,349	2,517	(168)	(6.7)%
Segment Operating Income %	3.9%	4.2%
Canada revenue of $60.9 million increased $0.4 million, or 0.7%, for the three months ended July 3, 2026 compared to the three months ended June 27, 2025. The increase in revenue compared to the prior year primarily reflects a $0.8 million increase in workplace supplies driven by strength in strategic pricing resulting from the Plan.
Segment operating income of $2.3 million for the three months ended July 3, 2026 decreased $0.2 million, or 6.7%, compared to the three months ended June 27, 2025.
Segment operating income margin decreased approximately 30 basis points from 4.2% for the three months ended June 27, 2025, to approximately 3.9% for the three months ended July 3, 2026.

Results of Operations—Canada Results Nine Months Ended July 3, 2026 compared with June 27, 2025
The following table presents an overview of our Canada reportable segment results along with the amount of and percentage change between periods for the nine months ended July 3, 2026 and June 27, 2025 (dollars in thousands).

	Nine months ended		Change	Change
	July 3, 2026	June 27, 2025	$	%
Segment Revenue	$181,937	$181,736	$201	0.1%
Segment Operating Income	6,457	6,508	(51)	(0.8)%
Segment Operating Income %	3.5%	3.6%
Canada revenue of $181.9 million increased $0.2 million, or 0.1%, for the nine months ended July 3, 2026 compared to the nine months ended June 27, 2025, net of a positive impact from the impact of foreign exchange on currency of $2.9 million. The increase in revenue compared to the prior year reflects a $1.7 million increase in workplace supplies and a $1.5 million decrease in uniforms driven by strength in strategic pricing resulting from the Plan.
Segment operating income of $6.5 million for the nine months ended July 3, 2026 decreased $0.1 million, or 0.8%, compared to the nine months ended June 27, 2025.
Segment operating income margin decreased approximately 10 basis points from 3.6% for the nine months ended June 27, 2025, to approximately 3.5% for the nine months ended July 3, 2026.
Liquidity and Capital Resources
Overview

As part of our capital structure, we entered into a senior secured credit agreement on September 29, 2023, which was amended in February 2024 and May 2025 (as amended, the “Credit Agreement”), which currently consists of (i) a term loan A-2 tranche due September 2028 in the amount of $700 million ("Term Loan A-2"), (ii) an $800 million Term Loan B-1 due February 2031 ("Term Loan B-1"), and (iii) a $300 million revolving credit facility. The Term Loan B-1 requires $2.0 million of principal payments each quarter until the maturity date, at which point the remaining unpaid principal amount is due. Under the Credit Agreement, we have agreed to restrict all dividends and share repurchases until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as we are then in compliance with the financial covenants and (ii) when we achieve a consolidated total net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.

The Term Loan B-1 interest rate is at the Secured Overnight Financing Rate (“SOFR”) plus a margin that is between 2.0% and 2.25%, depending on our consolidated total net leverage ratio, as defined in the Credit Agreement. The applicable margin on Term Loan B-1 was 2.25% during the three months ended July 3, 2026 and June 27, 2025, and will adjust to SOFR plus 200 basis points once we achieve a 3.30x consolidated total net leverage ratio, as defined in the Credit Agreement.

The Term Loan A-2 interest rate is SOFR plus a Credit Spread Adjustment of 10 basis points and a margin that is between 1.5% and 2.50%, depending on our consolidated total net leverage ratio, as defined in the Credit Agreement. The applicable margin on Term Loan A-2 was 2.50% and 2.33% during the three months ended July 3, 2026, and June 27, 2025, respectively.

On August 2, 2024, Vestis Services, LLC (“Vestis Services”) and certain other subsidiaries of the Company entered into a three-year $250.0 million accounts receivable securitization facility (the “A/R Facility”). Under the A/R Facility, Vestis Services and certain other wholly-owned subsidiaries of the Company transfer accounts receivable and certain related assets to VS Financing, LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of Vestis Services ("SPE"), who in turn, may sell the receivables to one or more financial institutions ("Purchasers"). The net proceeds of the A/R Facility were used to repay a portion of the outstanding borrowings under the existing term loans. The A/R Facility is scheduled to terminate on August 2, 2027, unless terminated earlier pursuant to its terms. As of July 3, 2026 and October 3, 2025, the total value of accounts receivable sold from the SPE to the Purchasers under the A/R Facility and derecognized from the Company's Condensed Consolidated Balance Sheet was $212.3 million and $202.5 million, respectively.
As of July 3, 2026, we had approximately $57.7 million of cash and cash equivalents and no borrowings outstanding on the revolving credit facility. Maximum availability under our revolving credit facility is $300 million, of which $294.2 million was available for borrowing as of July 3, 2026. The availability under the revolver is net of letters of credit of $5.8 million. As of July 3, 2026, we had $1,097.5 million of total principal debt compared to $1,168.5 million as of October 3, 2025. The servicing of this debt will be supported by cash flows from our operations.
The table below summarizes our cash activity (in thousands):

	Nine months ended
	July 3, 2026	June 27, 2025
Net cash provided by operating activities	$160,873	$33,302
Net cash used in investing activities	(33,456)	(5,521)
Net cash used in financing activities	(99,825)	(35,117)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate an understanding of the discussion that follows.
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $160.9 million for the nine months ended July 3, 2026 and $33.3 million for the nine months ended June 27, 2025. The increase in net cash provided by operating activities of $127.6 million was due, in part, to the change in operating assets and liabilities of $79.0 million, when comparing the nine months ended July 3, 2026 to the nine months ended June 27, 2025, as well as to the improvement in net income for the nine months ended July 3, 2026 compared with the nine months ended June 27, 2025. The net income for the nine months ended July 3, 2026 was $7.3 million compared to a net loss of $27.7 million for the nine months ended June 27, 2025 (see "Results of Operations" above).

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
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $33.5 million for the nine months ended July 3, 2026 compared to net cash used in investing activities of $5.5 million for the nine months ended June 27, 2025. The increase of $27.9 million was primarily due to net proceeds from the sale of an equity investment during the first quarter of fiscal 2025 of $36.8 million, partially offset by $3.1 million lower year-over-year purchases of property and equipment and lower acquisition-related investments of $4.1 million.
Cash Flows Provided by (Used in) Financing Activities
During the nine months ended July 3, 2026, cash used in financing activities was primarily impacted by the following:
•proceeds from long-term borrowings of $97.0 million;
•payments of long-term borrowings of $168.0 million; and

•payments related to finance leases of $28.2 million.
During the nine months ended June 27, 2025, cash used in financing activities was primarily impacted by the following:
•proceeds from long-term borrowings of $93.0 million;
•payments for long-term borrowings of $85.0 million;
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
For example, the Credit Agreement requires that we maintain a maximum consolidated total net leverage ratio of: (i) 5.00x for the fiscal quarter ended July 3, 2026, (ii) 4.75x for the fiscal quarter ending October 2, 2026 and (iii) 4.50x for the first quarter of fiscal 2027 and each quarter thereafter through maturity. Consolidated total net leverage ratio is defined under the Credit Agreement as consolidated total indebtedness over unrestricted cash divided by Adjusted EBITDA (as defined in the Credit Agreement). Consolidated total indebtedness is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any receivables facility. Covenant Adjusted EBITDA is defined in the Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.
Under the Credit Agreement, we have also agreed to limit the aggregate size of our A/R Facility and any other receivables facilities to $250 million and restrict all dividends and share repurchases, in each case until the earlier of (i) any fiscal quarter ending after October 2, 2026 so long as the Company is then in compliance with the financial covenants and (ii) when we achieve a maximum consolidated total net leverage ratio below or equal to 4.50x as of the last day of two consecutive quarters through the end of fiscal 2026.

In addition, the Credit Agreement also established a minimum interest coverage ratio, defined as Adjusted EBITDA (as defined in the Credit Agreement) divided by consolidated interest expense. The minimum interest coverage ratio is required to be at least 2.00x for the term of the Credit Agreement.
As of July 3, 2026, the Company was in compliance with all covenants under the Credit Agreement.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K, filed with the SEC on December 2, 2025. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of the Financial Statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on December 2, 2025. Management believes that there have been no significant changes during the nine months ended July 3, 2026 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025.
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
Elevated energy prices, including fuel and utility costs have had an impact, and could in the future materially impact our cost of operations given our route-based service model and processing facilities. In addition, these global macroeconomic conditions may impact our customer spending decisions. In response to recent increases in energy costs, we implemented an energy surcharge, starting in the second fiscal quarter of 2026, to help mitigate the impact on our operating results.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2026 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our CEO and CFO concluded that, as of July 3, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.
From time to time, Vestis and its subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business or otherwise related to us, including actions by customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, the Foreign Corrupt Practices Act and other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, except as set forth below, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on December 2, 2025, as supplemented by the risk factors disclosed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2026 filed with the SEC on May 12, 2026.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended July 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit No.	Description
10.1
Second Amended and Restated Offer Letter, dated June 12, 2026, by and between Vestis Corporation and Adam K. Bowen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 15, 2026)

10.2
Second Amended and Restated Agreement Relating to Employment and Post-Employment Competition, dated June 12, 2026, by and between Vestis Services, LLC and Adam K. Bowen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 15, 2026)

31.1*	Certification of Jim Barber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Adam K. Bowen, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Jim Barber, Chief Executive Officer and Adam K. Bowen, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Vestis' Quarterly Report on Form 10-Q for the period ended July 3, 2026 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of July 3, 2026 and October 3, 2025; (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended July 3, 2026 and June 27, 2025; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 3, 2026 and June 27, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 3, 2026 and June 27, 2025; (v) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended July 3, 2026 and June 27, 2025; and (vi) Notes to Condensed Consolidated Financial Statements
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2026.

Vestis Corporation

By:	/s/ Adam K Bowen
Name:	Adam K. Bowen
Title:	Interim Chief Financial Officer (Principal Financial Officer)

By:	/s/ John Laveck
Name:	John Laveck
Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)